Form 10-Q
period 2025-04-30
SailPoint, Inc.
filed 2025-06-12
CIK 2030781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
88-2001765
(I.R.S. Employer
Identification No.)
78726
(Zip Code)
(512) 346-2000
(Registrant’s telephone number, including area code)
________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	SAIL	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 556,588,850 shares of common stock outstanding as of June 6, 2025.

SailPoint, Inc.
Quarterly Report on Form 10-Q

SAILPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share, per share and unit amounts)
(unaudited)

	April 30, 2025	January 31, 2025

Assets
Current assets
Cash and cash equivalents	$228,117	$121,293
Accounts receivable, net of allowance	190,452	254,050
Contract acquisition costs	34,606	32,834
Contract assets, net of allowance	54,154	58,335
Prepayments and other current assets	49,223	45,870
Total current assets	556,552	512,382
Property and equipment, net	24,850	22,879
Contract acquisition costs, non-current	93,797	94,270
Contract assets, non-current, net of allowance	41,786	33,788
Other non-current assets	35,014	36,206
Goodwill	5,151,668	5,151,668
Intangible assets, net	1,510,811	1,560,723
Total assets	$7,414,478	$7,411,916
Liabilities, redeemable convertible units, and stockholders' equity / partners' deficit
Current liabilities
Accounts payable	$3,848	$3,515
Accrued expenses and other liabilities	66,539	158,135
Deferred revenue	404,557	413,043
Total current liabilities	474,944	574,693
Deferred tax liabilities, non-current	111,334	136,528
Other long-term liabilities	16,656	32,128
Deferred revenue, non-current	33,761	36,399
Long-term debt, net	—	1,024,467
Total liabilities	636,695	1,804,215
Commitments and contingencies (Note 6)
Redeemable convertible units, no par value, unlimited units authorized, 499,052,847 units issued and outstanding as of January 31, 2025; aggregate liquidation preference of $8,100,352 as of January 31, 2025	—	11,196,141
Stockholders' equity / partners' deficit
Preferred stock, par value of $0.0001 per share, 50,000,000 shares authorized and no shares issued or outstanding as of April 30, 2025	—	—
Common stock, par value of $0.0001 per share; 1,750,000,000 authorized as of April 30, 2025; 556,580,175 shares issued and outstanding as of April 30, 2025	56	—
Additional paid in capital	6,945,784	—
Accumulated deficit	(168,057)	(5,588,440)
Total stockholders' equity / partners' deficit	6,777,783	(5,588,440)
Total liabilities, redeemable convertible units, and stockholders' equity / partners' deficit	$7,414,478	$7,411,916
See accompanying notes to condensed consolidated financial statements.

SAILPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and per unit amounts)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Revenue
Subscription	$215,323	$170,092
Perpetual licenses	5	69
Services and other	15,140	17,495
Total revenue	230,468	187,656
Cost of revenue
Subscription	75,491	55,120
Perpetual licenses	3	60
Services and other	27,319	16,986
Total cost of revenue	102,813	72,166
Gross profit	127,655	115,490
Operating expenses
Research and development	67,270	41,917
Sales and marketing	164,530	114,887
General and administrative	80,820	26,879
Total operating expenses	312,620	183,683
Loss from operations	(184,965)	(68,193)
Other income (expense), net
Interest income	3,226	1,975
Interest expense	(22,389)	(46,239)
Other income (expense), net	(191)	(1,190)
Total other income (expense), net	(19,354)	(45,454)
Loss before income taxes	(204,319)	(113,647)
Income tax benefit (expense)	17,007	24,471
Net loss	$(187,312)	$(89,176)
Class A yield	(23,786)	(51,367)
Net loss attributable to common stockholders and Class B unitholders	(211,098)	(140,543)
Net loss per share attributable to common stockholders and Class B unitholders, basic and diluted (1)	$(0.42)	$(0.77)
Weighted average shares and Class B units outstanding, basic and diluted (1)	500,029	182,383
________________
(1) Amounts for the period during February 2025 prior to the Corporate Conversion have been retrospectively adjusted to give effect to the Corporate Conversion described in Note 1. These amounts do not consider the shares of common stock sold in the Company's IPO or the Class A Units considered preferred shares that were converted into common stock due to the Corporate Conversion. The Company did not retrospectively adjust for the effect of the Corporate Conversion for periods prior to fiscal year 2026.
See accompanying notes to condensed consolidated financial statements.

SAILPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE UNITS, STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT
(In thousands)
(unaudited)

	Redeemable Convertible Units		Common Stock		Additional paid in capital	Accumulated Deficit	Total Stockholders' / Partners' Equity
	Units	Amount	Shares	Amount
Balance at January 31, 2025	495,161	$11,196,141	—	$—	$—	$(5,588,440)	$(5,588,440)
Vesting of incentive units into Class B Units	3,049	—	—	—	—	—	—
Adjustment to reflect redemption value of redeemable convertible Class A Units	—	23,787	—	—	—	(23,787)	(23,787)
Adjustment to reflect redemption value of redeemable convertible Class B Units	—	229,744	—	—	—	(229,744)	(229,744)
Equity-based compensation expense prior to Corporate Conversion	—	—	—	—	862	—	862
Net loss prior to Corporate Conversion	—	—	—	—	—	(19,255)	(19,255)
Effect of Corporate Conversion	(498,210)	(11,449,672)	497,807	50	5,588,396	5,861,226	11,449,672
Issuance of common stock in connection with IPO, net of underwriters’ discounts and commissions and offering costs and tax effects	—	—	57,500	6	1,251,430	—	1,251,436
Equity-based compensation expense after Corporate Conversion	—	—	—	—	105,096	—	105,096
Issuance of common stock upon settlement of restricted stock	—	—	208	—	—	—	—
Net loss after Corporate Conversion	—	—	—	—	—	(168,057)	(168,057)
Balance at April 30, 2025	—	$—	555,515	$56	$6,945,784	$(168,057)	$6,777,783

	Redeemable Convertible Units		Common Stock		Additional paid in capital	Accumulated Deficit	Total Partners' Deficit
	Units	Amount	Shares	Amount
Balance at January 31, 2024	187,057	$5,838,864	—	$—	$37,431	$(578,626)	$(541,195)
Repurchase of Class A Units	(2)	(1,139)	—	—	(130)	—	(130)
Repurchase of Class B Units	(66)	(541)	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	7,974	—	7,974
Vesting of incentive units into Class B Units	1,742	—	—	—	—	—	—
Net loss	—	—	—	—	—	(89,176)	(89,176)
Balance at April 30, 2024	188,731	$5,837,184	$—	$—	$45,275	$(667,802)	$(622,527)
See accompanying notes to condensed consolidated financial statements.

SAILPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Cash flows from operating activities
Net loss	$(187,312)	$(89,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	52,065	65,987
Amortization and write-off of debt discount and issuance costs	15,641	1,072
Amortization of contract acquisition costs	8,167	4,849
Loss (gain) on disposal of property and equipment	—	(11)
Provision for credit losses	3,562	402
Equity-based compensation expense, net of amounts capitalized	105,712	7,974
Deferred taxes	(25,325)	(27,929)
Net changes in operating assets and liabilities, net of business acquisitions
Accounts receivable	60,036	47,790
Contract acquisition costs	(9,466)	(11,036)
Contract assets	(3,817)	(1,425)
Prepayments and other current assets	(14,990)	(2,767)
Other non-current assets	82	(2,081)
Operating leases, net	255	5
Accounts payable	333	(5,271)
Accrued expenses and other liabilities	(90,626)	(32,998)
Deferred revenue	(11,124)	(10,771)
Net cash used in operating activities	(96,807)	(55,386)
Cash flows from investing activities
Purchase of property and equipment	(2,191)	(587)
Proceeds from sale of property and equipment	—	11
Capitalized software development costs	(1,706)	(2,514)
Business acquisitions, net of cash acquired	—	(4,594)
Net cash used in investing activities	(3,897)	(7,684)
Cash flows from financing activities
Proceeds from IPO, net of underwriting discounts and commissions	1,259,681	—
Repayment of Term Loans	(1,040,000)	—
Payments of deferred offering costs, net	(8,357)	—
Payments related to holdback consideration	(675)	—
Repurchase of units	—	(1,810)
Net cash provided by financing activities	210,649	(1,810)
Net change in cash, cash equivalents and restricted cash	109,945	(64,880)
Cash, cash equivalents and restricted cash, beginning of period	124,390	218,468
Cash, cash equivalents and restricted cash, end of period	$234,335	$153,588

	Three Months Ended April 30,
	2025	2024
Supplemental cash flow information:
Cash paid for:
Interest	$36,570	$45,215
Income taxes, net of refunds	2,110	4,309
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,501	1,522

Supplemental disclosure of noncash investing and financing activities:
Effect of Corporate Conversion	11,449,672	—
Adjustment to reflect the redemption value of the redeemable convertible units	253,531	—
Capitalized equity-based compensation included in property and equipment, net	246	—
Deferred offering costs included in accounts payable and accrued expenses and other liabilities	261	304

Reconciliation of cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows:
Cash and cash equivalents	$228,117	$146,750
Restricted cash within prepayments and other current assets	6,218	6,838
Total cash, cash equivalents, and restricted cash in the consolidated statements of cash flows	$234,335	$153,588
See accompanying notes to condensed consolidated financial statements.

SAILPOINT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Organization
On February 12, 2025, in connection with our initial public offering ("IPO"), SailPoint Parent, LP converted into a Delaware corporation pursuant to a statutory conversion and changed its name to SailPoint, Inc. (the "Corporate Conversion"). The purpose of the Corporate Conversion was to reorganize the Company's corporate structure so that the entity offering its securities to the public in the IPO would be a corporation rather than a limited partnership. References in this Quarterly Report on Form 10-Q to “SailPoint,” the “Company,” “we,” “us” and “our” (i) for periods prior to the Corporate Conversion, refer to SailPoint Parent, LP and, where appropriate, its consolidated subsidiaries and (ii) for periods after the Corporate Conversion, refer to SailPoint, Inc. and, where appropriate, its consolidated subsidiaries.

In conjunction with the Corporate Conversion, all of the Company's outstanding partnership units were converted into an aggregate of 499,060,464 shares of our common stock. The number of shares of common stock issuable to holders of Class A Units of SailPoint Parent, LP ("Class A Units") and holders of Class B Units of SailPoint Parent, LP ("Class B Units") in connection with the Corporate Conversion were determined pursuant to the applicable provisions of the plan of conversion. The Company continues to be controlled by Thoma Bravo UGP, LLC (together with its affiliated entities, "Thoma Bravo") following the Corporate Conversion. After giving effect to the Corporate Conversion and the closing of the Company's IPO, Thoma Bravo controls approximately 86.2% of the voting power of the Company.

As a result of the Corporate Conversion, SailPoint, Inc. succeeded to all of the property and assets of SailPoint Parent, LP and succeeded to all of the debts, obligations and liabilities of SailPoint Parent, LP. SailPoint, Inc. is governed by a certificate of incorporation filed with the Delaware Secretary of State. The condensed consolidated financial statements and footnotes give effect to the Corporate Conversion on a prospective basis as of the conversion date.
The Company conducts business as SailPoint and delivers solutions to enable comprehensive identity security for the enterprise.
Unit Split
On January 31, 2025, the Company effected a 60.91-for-1 forward unit split and a 0.45-for-1 reverse unit split of the Class A Units and Class B Units, respectively. All Class A Unit and Class B Unit and per unit information included in the accompanying condensed consolidated financial statements and footnotes has been retroactively adjusted to reflect this unit split for all periods presented. Additionally, all incentive unit and per unit information in the condensed consolidated financial statements and footnotes was adjusted to reflect the 0.45-for-1 reverse unit split of the Class B Units.
Completion of Initial Public Offering

On February 14, 2025, the Company closed its IPO of 60.0 million shares of its common stock, of which 57.5 million shares were sold by the Company and 2.5 million shares were sold by certain selling stockholders, at an initial offering price to the public of $23.00 per share for an aggregate offering price of $1,380.0 million. The Company received net proceeds of approximately $1,248.2 million, net of approximately $62.8 million of underwriting discounts and commissions and approximately $11.5 million of offering costs, net. The Company also realized a tax benefit of $3.2 million, which may be revalued in future periods, and recorded it as part of additional paid-in capital in the condensed consolidated balance sheets as of April 30, 2025.
Basis of Presentation
The accompanying condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). All intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet data as of April 30, 2025 was derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (the “fiscal 2025 Form 10-K”) but does not include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in the fiscal 2025 Form 10-K.
The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for the three months ended April 30, 2025 shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2026 or any other period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates judgments and assumptions.
The Company bases its estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. In particular, the Company makes estimates with respect to the fair value allocation of multiple performance obligations in revenue recognition, the expected period of benefit of contract acquisition costs, and estimated useful lives and impairment of intangible assets and goodwill arising from business combinations. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, and contract assets. The Company maintains its cash in bank deposit accounts that exceeded federally insured limits as of April 30, 2025 and January 31, 2025. There was no concentration of credit risk for customers as no individual entity represented more than 10% of accounts receivable and contract assets as of April 30, 2025 and January 31, 2025. No customer accounted for more than 10% of revenue during the three months ended April 30, 2025 or 2024. The Company does not experience concentration of credit risk in foreign countries as no foreign country represents more than 10% of the Company’s condensed consolidated revenues or net assets.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as described in the fiscal 2025 Form 10-K, except as described below:
Equity-Based Compensation

Since the IPO, the Company predominantly grants service-based restricted stock units (“RSUs”) to employees, directors, and nonemployees. The Company recognizes equity-based compensation expense for its awards on a straight-line basis over the requisite service period of the individual grants, which is generally the vesting period, based on the estimated grant date fair values. The fair value of RSUs is estimated on the date of grant based on the fair value of the Company’s common stock. The Company recognizes the effect of forfeitures in equity-based compensation expense based on actual forfeitures when they occur.
Net Loss Per Share/Unit

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without the consideration of potential dilutive common shares.

For purposes of calculating net loss per share attributable to common stockholders for the three months ended April 30, 2025 (during which a portion of the period preceded the IPO), the Company retrospectively applied the effects of the Corporate Conversion to the Class B Units. The Class B Units were included in the net loss per share calculations. For the periods that preceded the IPO and Corporate Conversion, the weighted-average number of common shares / units outstanding excludes the common stock sold in the IPO and the Class A Units outstanding. The Company calculated the net loss attributable to common stockholders by adjusting the net loss to include the yield earned by the Class A Units through the Corporate Conversion. The Company did not retrospectively adjust for the affect of the Corporate Conversion for periods prior to fiscal year 2026.

Dilutive net loss per share is computed by giving effect to all of the Company’s potential common shares outstanding to the extent the potential shares are dilutive. Basic and diluted net loss per share was the same, and the inclusion of all potential shares of the Company’s common stock would have been anti-dilutive.

Recently Adopted Accounting Pronouncements
Accounting Standards Update 2023-07
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU-2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in Accounting Standard Codification ("ASC") 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption of ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this standard on a retrospective basis, and this did not have a material impact on its condensed consolidated financial statements or disclosures.
2. Revenue Recognition
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated by subscription product categories (in thousands):

	Three Months Ended April 30,
	2025	2024
Subscription
SaaS	$131,815	$97,067
Maintenance	37,389	38,269
Term subscriptions	40,040	30,685
Other subscription services	6,079	4,071
Total Subscription	215,323	170,092
Perpetual licenses	5	69
Services and other	15,140	17,495
Total revenue	$230,468	$187,656
The following table summarizes the revenue the Company recognizes at a point in time and over time (in thousands):

	Three Months Ended April 30,
	2025	2024
Revenue recognized at a point in time	$25,619	$16,713
Revenue recognized over time	204,849	170,943
Total revenue	$230,468	$187,656
Contract Balances
Deferred revenue consists primarily of payments received in advance of revenue recognition under the Company’s contracts with customers. Revenue recognized during the reporting periods that was previously deferred was $160.3 million and $130.8 million for the three months ended April 30, 2025 and 2024.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These remaining performance obligations represent contract value that has not yet been recognized as revenue. Remaining performance obligations includes both invoices that have been issued to customers but have not been recognized as revenue and amounts that will be invoiced and recognized as revenue in future periods. As of April 30, 2025, remaining performance obligations were $1,410.0 million, of which the Company expects to recognize $694.0 million as revenue over the next 12 months.
3. Allowance for Expected Credit Losses
The following table presents the balance of the allowance for expected credit losses for accounts receivable and contract assets (in thousands):

	April 30, 2025	April 30, 2024
Allowance for credit losses - accounts receivable	$814	$324
Allowance for credit losses - contract assets	168	169
For the three months ended April 30, 2025 and 2024, the provision for credit losses was $3.6 million and $0.6 million, respectively.
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
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	April 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$199,942	$—	$—	$199,942
Total assets	$199,942	$—	$—	$199,942
Liabilities:
Contingent consideration	$—	$—	$5,700	$—
Total liabilities	$—	$—	$5,700	$—

	January 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$81,972	$—	$—	$81,972
Total assets	$81,972	$—	$—	$81,972
Liabilities:
Contingent consideration	$—	$—	$5,700	$—
Total liabilities	$—	$—	$5,700	$—
The Company’s carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses are considered Level 1 and approximate their fair values due to their short maturities as of April 30, 2025 and January 31, 2025 and are excluded from the fair value tables above. The carrying value of debt at January 31, 2025 is considered Level 1 and approximates fair value.
As of April 30, 2025, the Company measured its contingent consideration associated with its Imprivata acquisition on a recurring basis using significant unobservable inputs, classified as Level 3. The Company recorded the contingent consideration at its fair value on the acquisition date. The Company determined the fair value of contingent consideration using a probability weighted discounted cash flow method. Each reporting period thereafter, the obligation is revalued and changes in its fair values are recorded within sales and marketing expenses within the condensed consolidated statements of operations. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates and from changes pertaining to the estimated or actual achievement of the defined milestones. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the fair value and corresponding changes in fair value of the contingent consideration the Company records in any given period. As of April 30, 2025, there was not any material change in the fair value of the contingent consideration since the Imprivata acquisition date. See Note 5 for additional information on the Imprivata acquisition.
The estimated fair value of the contingent consideration was determined with the following key inputs as of the acquisition date and is consistent with those as of January 31, 2025:

Probability of achievement	84.2%
Expected timing of payment	Fiscal Year 2026
Discount rate	13.5%
There were no material changes in inputs as of April 30, 2025. There were no transfers between fair value measurement levels during the period ended April 30, 2025 and January 31, 2025.
5. Business Combinations
2025 Acquisitions
Imprivata
On December 13, 2024, the Company acquired the Identity Governance and Administration business of Imprivata, a digital identity company for life- and mission-critical industries that is majority owned by Thoma Bravo, for a cash payment at closing of $10.7 million and up to an additional cash amount of $7.4 million related to contingent consideration subject to the achievement of certain customer contract assignments or migrations. The contingent consideration is recorded in the condensed consolidated balance sheets in accrued expenses and other liabilities at a fair value of $5.7 million. The remaining contingent consideration is payable eight months after the closing date. See Note 4 for additional information on the fair value of the contingent consideration.
The following table summarizes the preliminary purchase price allocation as of the date of acquisition (in thousands):

Accounts receivable	$1,572
Goodwill	9,247
Intangible assets	9,800
Deferred revenue	(4,236)
Total fair value of assets acquired and liabilities assumed	$16,383
The preliminary fair value estimates and assumptions regarding certain tangible assets acquired and liabilities assumed and the valuation of intangible assets acquired are subject to change as additional information is obtained during the measurement period. The goodwill arising from the acquisition is deductible for tax purposes.

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
Double Zero
On April 9, 2024 (“Acquisition Date”), the Company acquired all of the outstanding stock of Double Zero Security, Inc. (“Double Zero”), a third-party provider of digital-identity threat detection and response for secure enterprise access. The aggregate consideration transferred in connection with this acquisition was $5.4 million, net of cash acquired, and $0.8 million was related to certain indemnities ("Holdback Consideration"). The Company paid $0.1 million of the Holdback Consideration 60 days after the Acquisition Date and the remaining Holdback Consideration of $0.7 million was paid in April 2025.
The following table summarizes the purchase price allocation as of the date of acquisition (in thousands):

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
Additional Acquisition Related Information

The operating results of the acquired companies are included in the Company’s condensed consolidated statements of operations from the respective dates of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to the Company’s condensed consolidated statements of operations.
The Company believes that for each acquisition, the acquired companies will provide opportunities for growth through investing in additional products and capabilities, among other factors. This contributed to a purchase price in excess of the estimated fair value of each acquired company’s net identifiable assets acquired and, as a result, goodwill was recorded in connection with each acquisition. Unless otherwise noted above, goodwill arising from these acquisitions is not deductible for tax purposes.
6. Commitments and Contingencies
Contractual Purchase Commitments

The Company has contractual commitments associated with agreements that are enforceable and legally binding. These contractual commitments do not include obligations under contracts that the Company can cancel without significant penalty or purchase orders as the purchase orders represent authorizations to purchase rather than binding agreements. There were no material changes outside the ordinary course of business to the Company’s non-cancelable contractual commitments disclosed in the Company’s unaudited condensed consolidated financial statements for the three months ended April 30, 2025.
Indemnification Arrangements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers, business partners and other parties with respect to certain matters, including losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities with respect to the Company’s products and services and business. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in a particular contract. The Company includes service level commitments to the Company’s cloud customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that the Company fails to meet those levels.
To date, the Company has not incurred any material costs as a result of these commitments, and the Company expects the time between any potential claims and issuance of the credits to be short. As a result, the Company has not accrued any liabilities related to these commitments in the accompanying condensed consolidated financial statements.
Litigation Claims and Assessments
The Company is subject to claims and suits that may arise from time to time in the ordinary course of business. In addition, some legal actions, claims and governmental inquiries may be instituted or asserted in the future against the Company and its subsidiaries. Although the outcome of these legal proceedings cannot be predicted with certainty and no assurances can be provided, based upon current information, the Company does not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on these condensed consolidated financial statements.
7. Credit Agreement and Debt
Credit Agreement
On August 16, 2022, the Company entered into a Credit Agreement (the "Credit Agreement") that provides for (i) a six-year $125.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $5.0 million (the “Revolving Credit Facility”) and (ii) a seven-year $1.59 billion term loan facility (the “Term Loans”). The Revolving Credit Facility matures in August 2028 and the Term Loans mature in August 2029. After the closing of its IPO, the Company fully repaid its Term Loans and recorded an extinguishment of debt related to the remaining balance of its deferred finance costs of $15.3 million, which is recorded within interest expense on the condensed consolidated statement of operations. The remaining unamortized balances for the Revolving Credit Facility of $1.4 million and $1.5 million, respectively, are included in other non-current assets on the accompanying condensed consolidated balance sheets as of April 30, 2025 and January 31, 2025. Amortization of debt issuance costs were $0.4 million and $1.2 million for the three months ended April 30, 2025 and 2024, respectively.

The Company is subject to quarterly financial covenants relating to maintaining a minimum liquidity and annual recurring revenue ratio as defined in the Credit Agreement. The Company was in compliance with all applicable covenants as of April 30, 2025.
All obligations under the Term Loans and Revolving Credit Facility are unconditionally guaranteed by the Company and each of the existing and future direct and indirect material, wholly-owned domestic subsidiaries of the Company, subject to certain exceptions.
Upon the completion of the IPO, the Company elected to enter into a pricing grid conversion based on the Company's Total Consolidated Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) and modified the applicable margin over the base rate or Adjusted Term Secured Overnight Financing Rate ("SOFR") for the Term Loans to be in the range of 5.50% and 6.00% (for SOFR loans) and 4.50% and 5.00% (for base rate loans).
The Company will be required to pay a commitment fee on any unused portion of the Revolving Credit Facility at a rate of 0.50% per annum. The Company will also pay customary letter of credit fees, including a fronting fee equal to 0.25% per annum of the dollar equivalent of the maximum amount available to be drawn under all outstanding letters of credit, as well as customary issuance and administration fees. These fees are recorded as interest expense on the condensed consolidated statement of operations.
The Company may voluntarily repay and reborrow outstanding loans under the Revolving Credit Facility at any time without a premium or a penalty. The Company had no outstanding Revolving Credit Facility balance as of April 30, 2025.
The net carrying amount of the Term Loans is presented as follows (in thousands):

	April 30, 2025	January 31, 2025
Principal	$—	$1,040,000
Unamortized issuance costs	—	(15,533)
Net carrying amount	$—	$1,024,467
Total interest expense recognized related to the Term Loans for the three months ended April 30, 2025 and 2024 was $22.4 million and $46.2 million, respectively, consisting of contractual interest expense of $6.7 million, amortization of debt issuance costs of $0.3 million and $15.3 million loss from the extinguishment of debt for the three months ended April 30, 2025, and contractual interest expense of $45.2 million and amortization of debt issuance costs of $1.1 million for the three months ended April 30, 2024.
8. Related Party Transactions
The Company is an affiliate of Thoma Bravo. The Company engaged in ordinary sales transactions of $0.7 million and $0.3 million and ordinary purchase transactions of $1.3 million and $0.9 million for the three months ended April 30, 2025 and 2024, respectively, with entities affiliated with Thoma Bravo.
The Company made payments of $9.3 million and $1.9 million under its advisory services agreement with Thoma Bravo for consultation and advice related to corporate strategy, budgeting of future corporate investments, acquisition and divestiture strategies, and debt and equity financings during the three months ended April 30, 2025 and 2024, respectively. The Company expensed $0.6 million and $3.8 million during the three months ended April 30, 2025 and 2024, respectively, which is included in general and administrative expenses in the Company’s condensed consolidated statements of operations. In conjunction with the closing of the IPO, the Company settled all outstanding fees of $9.3 million payable to Thoma Bravo and its advisory services agreement was terminated.
Under the terms of the Credit Agreement, an entity affiliated with Thoma Bravo provided $50.0 million of the Term Loans as part of the syndicate of lenders on August 16, 2022. As a result, the Company made interest payments of $1.2 million and $1.4 million for the three months ended April 30, 2025 and 2024, respectively, and incurred interest expense of $0.7 million and $1.4 million to the affiliate of Thoma Bravo for the three months ended April 30, 2025 and 2024, respectively. The remaining principal balance owed to the affiliate of Thoma Bravo was fully repaid upon the repayment of the Company's Term Loans.

9. Stockholder' / Partners’ Equity

Stockholders’ Equity

As a result of the Corporate Conversion, the Company succeeded to all of SailPoint Parent, LP's property, assets, debt, and obligations. The Company’s authorized capital stock consists of 1,750,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of undesignated preferred stock, par value $0.0001 per share. The issued and outstanding shares of common stock disclosed on the condensed consolidated balance sheet include all legally outstanding shares, including restricted stock awards ("RSAs").

Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders. Holders of shares of our common stock have no cumulative voting rights and are not entitled to dividends unless declared by the Board of Directors (the “Board”). The Company’s common stock is neither convertible nor redeemable.

No preferred stock has been issued and is outstanding as of April 30, 2025.

Partners’ Equity

The Company operated under the terms and conditions of the Second Amended and Restated Limited Partnership Agreement of SailPoint Parent, LP dated December 23, 2024 (the “Partnership Agreement”). Excluding the effects of the Corporate Conversion, there were no significant changes to the Partnership Agreement and terms related to the Class A Units and Class B Units since January 31, 2025. In conjunction with the Corporate Conversion, all of the Company's outstanding partnership units were converted into shares of common stock. The Corporate Conversion is discussed further in Note 1.
Redeemable Convertible Units

There are no redeemable convertible units outstanding as of April 30, 2025. Redeemable convertible units consisted of the following as of January 31, 2025:

	January 31, 2025
	Units issued and outstanding	Aggregate liquidation preference	Net carrying value
	(In thousands)
Class A Units	403,400	$8,100,352	$8,100,352
Class B Units (1)	91,761	—	3,095,789
Total redeemable convertible units	495,161	$8,100,352	$11,196,141
(1) The net carrying value includes the redemption value of unvested incentive units that will convert to Class B Units.
The cumulative unpaid Class A yield earned was $1,477.9 million as of January 31, 2025. The cumulative unpaid Class A yield earned per unit was $3.66 as of January 31, 2025.
The cumulative Class A yield earned upon the Corporate Conversion date was $1,501.7 million. The cumulative unpaid Class A yield earned per unit was $3.72 as of the Corporate Conversion.
The issued and outstanding units disclosed on the condensed consolidated balance sheet includes all legally outstanding units, which are different from the number of units considered outstanding in the table above. The number of units outstanding in the table above excludes unvested incentive units, which are not outstanding under GAAP until the vesting condition is met.
10. Equity-Based Compensation

Impact of the IPO on Employee Incentive Plans

On January 31, 2025, the Board approved modifications to accelerate the vesting of certain incentive units, equity appreciation rights (“EARs”), and cash settled awards subject to the pricing and closing of the IPO. Prior to taking into effect the Corporate Conversion, the Company modified 3,036,888 incentive units and 377,077 EARs. Upon the IPO, the vested incentive units were considered redeemable. During the three months ended April 30, 2025, as a result of the modifications and the closing of the IPO, the Company recognized $113.8 million of equity-based compensation expense in the condensed consolidated statement of operations, which was comprised of $61.5 million, $12.6 million, and $39.8 million of expense for the modified incentive units, EARs, and cash settled awards, respectively.

During the three months ended April 30, 2025, the Company settled the vested EARs and cash settled awards, paying $75.2 million. As of April 30, 2025, the outstanding cash awards remaining to be settled were not significant.

In addition, the Company cancelled and replaced the unvested incentive units and EARs with grants of RSAs and RSUs, respectively. The Company granted 1,253,536 RSAs and 232,168 RSUs, which are governed by the SailPoint, Inc. Omnibus Incentive Plan (the “Omnibus Plan”). As a result of granting the RSUs, the Company reclassified an insignificant amount for the unvested EARs from other long-term liabilities on the condensed consolidated balance sheets to additional paid in capital.

As of April 30, 2025, there were no outstanding awards under the SailPoint Parent, LP Incentive Equity Plan.

Omnibus Plan

On February 12, 2025, the shareholders and Board approved the Omnibus Plan, which then became effective. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, stock awards, dividend equivalents, other stock-based awards, cash awards, and substitute awards intended to align the interests of award holders with those of the Company’s stockholders.

The aggregate number of shares of common stock that may be issued pursuant to the Omnibus Plan is 61,083,763, which shall increase on February 1 of each fiscal year, equal to the lesser of (a) 5% of the aggregate number of shares of common stock outstanding on January 31 of the immediately preceding fiscal year and (b) such smaller number of shares as determined by the Board.

The Omnibus Plan primarily allows for awards to vest based on continued service to the Company and/or its affiliates. Equity-based compensation costs for granted awards are recognized as an expense on a straight-line basis over the requisite service period as the services are performed.

Capitalized equity-based compensation expense is recorded as part of property and equipment, net on the condensed consolidated balance sheets and is amortized on a project-by-project basis using the straight-line method.

During the three months ended April 30, 2025, the Company granted 16,483,859 RSUs that vest ratably predominantly over two to four years based on continued service to the Company.

Equity-based Compensation Expense

A summary of the Company’s equity-based compensation expense by award type is presented below (in thousands):

	Three Months Ended April 30,
	2025	2024
Incentive equity units	$62,358	$7,974
Equity appreciation rights	13,307	1,166
Restricted stock awards	4,952	—
Restricted stock units	38,517	—
Cash-settled awards	41,571	16,717
Total equity-based compensation expense	$160,705	$25,857

A summary of the Company’s equity-based compensation expense as recognized in the condensed consolidated statements of operations is presented below (in thousands):

	Three Months Ended April 30,
	2025	2024
Cost of revenue - subscription	$11,264	$1,702
Cost of revenue - services and other	10,328	1,636
Research and development	27,839	6,857
Sales and marketing	53,503	9,201
General and administrative	57,525	6,461
Total equity-based compensation expense, net of amounts capitalized	$160,459	$25,857
Capitalized equity-based compensation	246	—
Total equity-based compensation expense	$160,705	$25,857

There are equity-based compensation awards that could potentially dilute basic earnings per share and per unit ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive. The following table summarizes the Company’s anti-dilutive securities (in thousands):

	April 30,
	2025	2024
Unvested shares - RSAs (1)	1,066	12,358
Unvested shares - RSUs	16,570	—
Total	17,636	12,358
(1) As of April 30, 2024, amount includes prior-year incentive units that would be subject to conversion to RSAs.
11. Balance Sheet Related Items
Property and Equipment
The cost and accumulated depreciation of property and equipment are as follows (in thousands):

	April 30, 2025	January 31, 2025
Computer equipment	$13,993	$12,845
Capitalized software development costs	10,171	8,219
Furniture and fixtures	3,631	3,629
Leasehold improvements	13,755	12,759
Other	1,251	1,229
Total property and equipment	42,801	38,681
Less: accumulated depreciation and amortization	(17,951)	(15,802)
Total property and equipment, net	$24,850	$22,879
Depreciation and amortization expense was $2.1 million and $1.6 million for the three months ended April 30, 2025 and 2024, which includes amortization of software development costs of $0.3 million for the three months ended April 30, 2025. There was no amortization of software development costs for the three months ended April 30, 2024.

Prepayments and Other Current Assets and Other Non-Current Assets
Prepayments and other current assets consisted of the following (in thousands):

	April 30, 2025	January 31, 2025
Prepaid expenses	$30,732	$23,966
Restricted cash	6,218	3,097
Income tax receivables	4,532	2,348
Deferred offering costs	—	9,710
Other	7,741	6,749
Total prepayments and other current assets	$49,223	$45,870
Amortization expense related to capitalized implementation costs was $0.3 million and $0.2 million for the three months ended April 30, 2025 and 2024.
Other non-current assets consisted of the following (in thousands):

	April 30, 2025	January 31, 2025
Prepaid expenses	$4,634	$4,691
Deferred tax assets, non-current	8,330	8,199
Right-of-use assets, net	20,475	21,627
Other	1,575	1,689
Total other non-current assets	$35,014	$36,206

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	April 30, 2025	January 31, 2025
Commissions	$10,412	$31,365
Bonus	9,664	31,647
Operating lease liabilities - current	4,864	4,586
Payroll and related benefits	8,305	10,250
Cash-settled awards	55	6,416
Interest payable	6	29,829
Income taxes payable	3,820	333
Thoma Bravo advisory fees	—	8,750
Other	29,413	34,959
Total accrued expenses and other liabilities	$66,539	$158,135
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	April 30, 2025	January 31, 2025
Long-term operating lease liabilities	$16,656	$17,832
EARs	—	14,296
Total other long-term liabilities	$16,656	$32,128

12. Income Taxes

The effective tax rate for the three months ended April 30, 2025 and 2024 was 8.3% and 21.5%, respectively. For the three months ended April 30, 2025, the effective tax rate differs from the statutory rate primarily as a result of certain non-deductible equity-based compensation, non-deductible executive officer compensation, and an increase in valuation allowance.

Provision for income taxes consists of U.S. and state income taxes and income taxes in certain foreign jurisdictions in which the Company conducts business. The Company is in an overall deferred tax liability position and maintains a valuation allowance for certain federal and state tax jurisdictions as existing deferred tax liabilities do not provide sufficient future taxable income to realize the full benefit of its deferred tax assets.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the three months ended April 30, 2025 and 2024, the Company did not record any material interest or penalties.
13. Segments and Geographic Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (the "CODM"). The CODM is comprised of the Company's Chief Executive Officer, Chief Financial Officer and President. The Company's CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources, and evaluating financial performance. Accordingly, the Company determined that it operates in one reportable segment. The measure used by our CODM for evaluating the Company's overall performance and informing resource allocation to support strategic priorities is net loss. Significant expense categories regularly provided to the CODM are those disclosed in the condensed consolidated statements of operations.

The following is a summary of consolidated revenues within geographic areas determined by the billing address of the customer for the periods presented (in thousands):

	Three Months Ended April 30,
	2025	2024
United States	$151,177	$127,399
EMEA	47,957	36,030
Rest of the World	31,334	24,227
Total revenue	$230,468	$187,656
No single country other than the United States represented more than 10% of the Company's revenue or total long-lived assets.
Substantially all of the Company’s long-lived assets were held in the United States as of April 30, 2025 and January 31, 2025.
14. Employee Benefit Plans
The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a percentage of their annual compensation as defined in the 401(k) Plan. The Company matches portions of employees’ voluntary contributions. Additional employer contributions may also be made at the Company’s discretion. The Company recorded expense of $2.2 million and $1.7 million for the three months ended April 30, 2025 and 2024, respectively, for matching contributions to the 401(k) Plan.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of, and we intend such forward-looking statements to be covered by, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts, and these statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates, and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements.
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
•the impact of various tax laws and regulations, including our failure to comply therewith; and
•other factors disclosed in the section titled “Risk Factors” in Part I, Item 1A of our fiscal 2025 Form 10-K.
Any forward-looking statements made by us is based only on information available to us as of the date on which such statements are made and speaks only as of such date. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after such date or to reflect new information or the occurrence of unanticipated events, except as required by law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC and other public communications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in Part I, Item 1A of our fiscal 2025 Form 10-K and elsewhere in this Quarterly Report. You should carefully review the risks described in our fiscal 2025 Form 10-K, in this Quarterly Report, and in other documents we file from time to time with the SEC. You should review the risk factors for a more complete understanding of the risks associated with an investment in our securities. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year end is January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2026 and January 31, 2025 are referred to herein as "fiscal 2026" and "fiscal 2025," respectively.
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

Recent Developments
On January 31, 2025, we effected a 60.91-for-1 forward unit split and a 0.45-for-1 reverse unit split of our Class A Units and Class B Units, respectively. All Class A Unit and Class B Unit and per unit information included in this Quarterly Report has been retroactively adjusted to reflect this unit split for all periods presented. Additionally, all incentive unit and per unit information was adjusted to reflect the 0.45-for-1 reverse unit split of the Class B Units in this Quarterly Report.
On January 31, 2025, the Board approved modifications to accelerate the vesting of certain incentive units, EARs, and cash settled awards subject to the pricing and closing of the IPO. Prior to taking into effect the Corporate Conversion, the Company modified 3,036,888 incentive units and 377,077 EARs. Upon the IPO, the vested incentive units were considered redeemable. During the three months ended April 30, 2025, as a result of the modifications and the closing of the IPO, we recognized $113.8 million of equity-based compensation expense in the condensed consolidated statement of operations, which was comprised of $61.5 million, $12.6 million, and $39.8 million of expense for the modified incentive units, EARs, and cash settled awards, respectively.
On February 12, 2025, in connection with our IPO, SailPoint Parent, LP converted into a Delaware corporation pursuant to a statutory conversion and changed its name to SailPoint, Inc. (the "Corporate Conversion"). In conjunction with the Corporate Conversion, all of our outstanding partnership units were converted into an aggregate of 499,060,464 shares of our common stock. The number of shares of common stock issuable to holders of Class A Units and holders of Class B Units in connection with the Corporate Conversion was determined pursuant to the applicable provisions of the plan of conversion.

On February 14, 2025, we closed our IPO of 60.0 million shares of common stock, of which 57.5 million shares were sold by us and 2.5 million shares were sold by certain selling stockholders, at an initial offering price to the public of $23.00 per share for an aggregate offering price of $1,380.0 million. We received net proceeds of approximately $1,248.2 million, net of the underwriting discounts, commissions and offering costs.
We continue to be controlled by Thoma Bravo following the Corporate Conversion and the IPO. After giving effect to the Corporate Conversion and the closing of the IPO, Thoma Bravo controls approximately 86.2% of the voting power of the Company.
In conjunction with the closing of the IPO, we settled all outstanding fees of $9.3 million payable to Thoma Bravo.
On February 19, 2025, we repaid $350.0 million of our Term Loans using a portion of our proceeds from the IPO. On March 3, 2025, we repaid the remaining balance of $690.0 million of the Term Loans. We recorded a $15.3 million loss from extinguishment of debt related to debt issuance costs upon the full repayment of our Term Loans.
During February 2025, we issued 16,483,859 RSUs primarily in connection with our IPO under the new SailPoint, Inc. Omnibus Incentive Plan (the "Omnibus Incentive Plan") to certain of our employees, including our executive officers, and directors of the Board. These RSUs will vest predominately over two to four years based on continued service.

Our Business Model

Our customers include many of the world’s largest and most complex organizations, including large enterprises across all major verticals and governments. The approximate number of customers at each annual recurring revenue ("ARR") level are as follows:

	April 30, 2025	April 30, 2024
Customers	3,040	2,790
Customers less than $250,000 in ARR	2,010	1,990
Customers greater than $250,000 in ARR	1,025	800
Customers greater than $1,000,000 in ARR	170	105

The number of customers with $250,000 or more of ARR as of April 30, 2025 increased 28% on a year-over-year basis, and the number of customers with over $1,000,000 of ARR as of April 30, 2025 increased 62% on a year-over-year basis.

For Identity Security Cloud, our SaaS-based cloud solution, and IdentityIQ, our customer-hosted solution, our customers typically enter into three-year contracts, with annual billing upfront.

For Identity Security Cloud, our pricing is tiered and based on the suite, with the option for the customer to purchase additional products and capabilities a-la-carte. We price our IdentityIQ term subscriptions based on a number of factors, including the number of digital identities governed with the solution. Customers also have the option to purchase additional products and capabilities. As of April 30, 2025, the weighted duration of our SaaS and term subscription contracts was approximately three years.

Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:
Add New Customers within Existing Markets. Countless organizations still use a combination of legacy solutions and home-grown tools. Furthermore, we estimate that over 60% of organizations in our target market still have a fragmented identity experience or use a mostly manual process based on our internal research. As a result, we believe that there is a significant opportunity for us to accelerate the growth of our customer base by enhancing our marketing efforts, increasing our sales capacity and productivity, and expanding and further leveraging our use of channel partners, including managed service providers ("MSPs"). Our ability to attract new customers depends on a number of factors, including the effectiveness and pricing of our solutions, our ability to drive awareness of them, and the offerings of our competitors.

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

Deepen our Penetration in International Markets. We expect to continue to invest in our sales and marketing efforts and channel partner network to expand our reach and deepen our presence in existing geographies and to expand into new geographies. We believe that our global market opportunity is large and growing in response to the evolving IT and threat landscapes. For the three months ended April 30, 2025, we generated 66% of our revenue from the United States, 21% from EMEA, and 14% from the rest of the world, billed primarily in U.S. dollars. Our ability to deepen our penetration in international markets will depend on a number of factors, including the competitiveness of our solutions, the efficacy of our channel partner network, and our sales and marketing efforts.

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

Impact of Current Economic Conditions

Worldwide economic and political uncertainties and negative trends, including financial and credit market fluctuations, tariffs and increasing trade protectionism, changes in government spending levels, uncertainty in the banking sector, rising interest rates, inflation and other impacts from the macroeconomic environment have, and could continue to, adversely affect our business operations or financial results. As we continue to monitor the direct and indirect impacts of these circumstances, the broader implications of these macroeconomic and political events on our business, results of operations and overall financial position remain uncertain. See the section titled "Risk Factors'' included under Part I, Item 1A of the fiscal 2025 Form 10-K for further discussion of the possible impact of these factors and other risks on our business.

Key Business Metrics

In addition to our financial information prepared in accordance with GAAP, we monitor the following key business metrics to help us measure and evaluate the effectiveness of our operations. Although we believe we have a reasonable basis for each of these metrics, we caution you that these metrics are based on a combination of assumptions that may prove to be inaccurate over time. Please see the section titled “Risk Factors” included under Part I, Item 1A of the fiscal 2025 Form 10-K for more information.

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

ARR does not have a standardized meaning and is not necessarily comparable to similarly titled measures presented by other companies. Our ARR has grown in each of the past three years, reflecting growth in new customers as well as expanded sales to existing customers. The following table presents our ARR as of the end of each period noted below (dollars in millions):

	April 30, 2025	April 30, 2024
ARR	$924.7	$709.5

SaaS Annual Recurring Revenue

In recent years, we have transitioned our business to a SaaS-first subscription model. As a result of those efforts, the share of SaaS ARR to total ARR has increased from 58% to 62% from April 30, 2024 to April 30, 2025. We believe the share of ARR generated by our SaaS solution will continue to increase over time.

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

	April 30, 2025	April 30, 2024
SaaS ARR	$573.5	$412.1

Dollar-Based Net Retention Rate

Our focus on growing our product portfolio as well as expanding customer relationships over time through cross-selling and up-selling has driven expansion of our dollar-based net retention rate from 114% as of April 30, 2024 to 115% as of April 30, 2025.

We define dollar-based net retention rate as the comparison of our ARR from our subscription customers against the same metric for those subscription customers from the prior year. For the purposes of calculating our dollar-based net retention rate, we define a subscription customer as a separate legal entity that has entered into a distinct subscription agreement. Our dollar-based net retention rate reflects customer expansion, contraction, and churn. We calculate our dollar-based net retention rate as of period end by starting with the ARR from all subscription customers as of 12 months prior to such period end, or prior period ARR. We then calculate the ARR from these same subscription customers as of the current period end, or current period ARR. We then divide the current period ARR by the prior period ARR to arrive at our dollar-based net retention rate. The dollar-based net retention rate at the end of any period is the weighted average of the dollar-based net retention rates as of the end of each of the trailing four quarters. The following table presents our dollar-based net retention rate as of the end of each period noted below:

	April 30, 2025	April 30, 2024
Dollar-based net retention rate	115%	114%

Factors Affecting the Comparability of Our Results of Operations

Our historical results of operations may not be comparable from period to period or going forward. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

Public Company and Other Costs

We incur additional costs associated with operating as a public company as compared to periods prior to the IPO. The Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and national securities exchanges, require public companies to implement specified corporate governance practices that were inapplicable to us as a private company. These additional rules and regulations increase our legal, regulatory, financial, and insurance compliance costs and make some activities more time-consuming and costly. We no longer incur Thoma Bravo monitoring fees (which were annual service fees as described in Note 8 "Related Party Transactions" in the notes to our condensed consolidated financial statements).

Equity-Based Compensation Expense

We incurred a significant increase in equity-based compensation expense due to the conversion and vesting of equity awards issued prior to the IPO as well as the issuance of equity awards to certain employees in connection with the IPO. We also expect to incur higher equity-based compensation-related costs as we operate as a public company, including with respect to the issuance of new RSUs under the Omnibus Plan to certain of our employees, which will result in an increase in costs of revenue, research and development expenses, sales and marketing expenses, and general and administrative expenses.
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
Cost of Revenue
Cost of Subscription Revenue
Cost of subscription revenue consists primarily of third-party cloud-based hosting costs, software, amortization expenses for developed technology acquired, amortization expense for capitalized software development costs, equity-based compensation, employee-related costs (which we define as salaries, benefits, bonuses, and allocated overhead) for providing subscriptions, third party royalties, facilities costs and contractor costs to supplement staff levels. We expect third-party cloud-based hosting costs to increase as our SaaS subscriptions continue to grow.
Cost of Perpetual License Revenue
Cost of perpetual license revenue consists of amortization expense for developed technology acquired and third-party royalties.
Cost of Services and Other Revenue
Cost of services and other revenue consists primarily of employee-related costs of professional services and training organizations, equity-based compensation, travel-related costs, facilities costs, and contractor costs to supplement staff levels.
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
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of employee-related costs, equity-based compensation, software and hosting arrangement expenses, facilities costs, professional services expense, and amortization expense for acquired intangible assets.
We believe that continued investment in our offerings is vital to the growth of our business, and we intend to continue to invest in product development. We expect our research and development expenses to continue to increase on an absolute basis in the foreseeable future but to decrease as a percentage of revenue as our business grows.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of employee-related costs, equity-based compensation, costs for events and travel, facilities costs, costs of general marketing and promotional activities, payment processing fees and amortization expense for acquired intangible assets, and contract acquisition costs.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and interest expense. Interest income consists primarily of interest received on cash equivalents, which we expect will fluctuate based on our cash balances and interest rates. We expect interest expense to decrease due to the repayment of our Term Loans.
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

Results of Operations
The following table sets forth our results of operations for the periods presented and as a percentage of revenue(1) (in thousands, except for percentages, per share and per unit data)(2). The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended April 30,
	2025		2024
Revenue
Subscription	$215,323	93%	$170,092	91%
Perpetual licenses	5	—	69	—
Services and other	15,140	7	17,495	9
Total revenue	230,468	100	187,656	100
Cost of revenue
Subscription (3)	75,491	33	55,120	29
Perpetual licenses (4)	3	—	60	—
Services and other (3)	27,319	12	16,986	9
Total cost of revenue	102,813	45	72,166	38
Gross profit	127,655	55	115,490	62
Operating expenses
Research and development (3) (4)	67,270	29	41,917	22
Sales and marketing (3) (4)	164,530	71	114,887	61
General and administrative (3)	80,820	35	26,879	14
Total operating expenses	312,620	136	183,683	98
Loss from operations	(184,965)	(80)	(68,193)	(36)
Other income (expense), net
Interest income	3,226	1	1,975	1
Interest expense	(22,389)	(10)	(46,239)	(25)
Other income (expense), net	(191)	—	(1,190)	(1)
Total other income (expense), net	(19,354)	(8)	(45,454)	(24)
Loss before income taxes	(204,319)	(89)	(113,647)	(61)
Income tax benefit (expense)	17,007	7	24,471	13
Net loss	$(187,312)	(81)%	$(89,176)	(48)%
Class A yield	$(23,786)		$(51,367)
Net loss attributable to common stockholders and Class B unitholders	$(211,098)		$(140,543)
Net loss per share attributable to common stockholders and Class B unitholders, basic and diluted (2)	$(0.42)		$(0.77)
Weighted average shares and Class B units outstanding, basic and diluted (2)	500,029		182,383
_______________
(1) Certain percentages may not foot due to rounding.
(2) Amounts for the period during February 2025 prior to the Corporate Conversion have been retrospectively adjusted to give effect to the Corporate Conversion described in Note 1 in this Quarterly Report. These amounts do not consider the shares of common stock sold in our IPO or the Class A Units considered preferred shares that were converted into common stock and issued upon the closing of our IPO. We did not retrospectively adjust for the effect of the Corporate Conversion for periods prior to fiscal year 2026.

(3) Includes equity-based compensation expense as follows:

	Three Months Ended April 30,
	2025	2024
	(In thousands)
Cost of revenue
Subscription	$11,264	$1,702
Services and other	10,328	1,636
Operating expenses
Research and development	27,839	6,857
Sales and marketing	53,503	9,201
General and administrative	57,525	6,461
Total equity-based compensation expense, net of amounts capitalized	$160,459	$25,857

(4) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended April 30,
	2025	2024
	(In thousands)
Cost of revenue
Subscription	$26,058	$25,758
Perpetual licenses	2	60
Operating expenses
Research and development	95	95
Sales and marketing	23,757	38,494
Total amortization expense	$49,912	$64,407
Comparison of the Three Months Ended April 30, 2025 and 2024
Revenue

	Three Months Ended April 30,
	2025	2024	variance $	variance %
	(In thousands, except percentages)
Revenue
Subscription
SaaS	$131,815	$97,067	$34,748	36%
Maintenance and support	37,389	38,269	(880)	(2)%
Term subscriptions	40,040	30,685	9,355	30%
Other subscription services	6,079	4,071	2,008	49%
Total subscription	215,323	170,092	45,231	27%
Perpetual licenses	5	69	(64)	(93)%
Services and other	15,140	17,495	(2,355)	(13)%
Total revenue	$230,468	$187,656	$42,812	23%
Subscription Revenue. Subscription revenue increased by $45.2 million, or 27%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024 primarily due to an increase in SaaS revenue and term subscription revenue from our focus on selling subscriptions to new and existing customers.
Perpetual License Revenue. License revenue decreased by $0.1 million, or (93)%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024 primarily due to our emphasis on transitioning our sales effort from perpetual license solutions to subscriptions.

Services and Other Revenue. Services and other revenue decreased by $2.4 million, or 13% for the three months ended April 30, 2025 compared to the three months ended April 30, 2024. This decrease is primarily a result of a shift toward selling a higher proportion of professional services and training on a subscription basis.

Cost of Revenue

	Three Months Ended April 30,
	2025	2024	variance $	variance %
	(In thousands, except percentages)
Cost of revenue
Subscription	$75,491	$55,120	$20,371	37%
Perpetual licenses	3	60	(57)	(95)%
Services and other	27,319	16,986	10,333	61%
Total cost of revenue	$102,813	$72,166	$30,647	42%
Cost of Subscription Revenue. Cost of subscription revenue increased $20.4 million, or 37%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024 primarily due to an increase in employee-related costs of $5.1 million due to higher headcount and increased investments in existing employees, an increase of $9.6 million related to acceleration of equity-based awards from the completion of our IPO and the issuance of new equity-based awards, an increase in software and hosting costs of $4.0 million from the increase in sales of SaaS subscriptions, an increase in third-party royalties of $0.4 million, an increase in partner costs of $0.6 million, an increase in amortization of intangibles of $0.3 million and an increase in amortization of capitalized software of $0.3 million.
Cost of Perpetual Licenses. Cost of licenses decreased $0.1 million, or (95)%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024 primarily due to a decrease in our license revenue as a result of our shift in focus of selling subscriptions to new and existing customers.
Cost of Services and Other. Cost of services and other increased by $10.3 million, or 61%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024, primarily due to the acceleration of equity-based awards from the completion of our IPO and the issuance of new equity-based awards.

Gross Profit and Gross Margin

	Three Months Ended April 30,
	2025	2024	variance $	variance %
	(In thousands, except percentages)
Gross profit
Subscription	$139,832	$114,972	$24,860	22%
Perpetual licenses	2	9	(7)	(78)%
Services and other	(12,179)	509	(12,688)	**
Total gross profit	$127,655	$115,490	$12,165	11%

	Three Months Ended April 30,
	2025	2024
Gross profit margin
Subscription	65%	68%
Perpetual licenses	40%	13%
Services and other	(80)%	3%
Total gross profit margin	55%	62%
** Percentage not deemed meaningful
Subscription. Subscription gross profit increased by $24.9 million, or 22%, during the three months ended April 30, 2025 compared to the three months ended April 30, 2024. The increase was primarily due to the growth in subscriptions. Subscription gross profit margin was 65% for the three months ended April 30, 2025 and 68% for the three months ended April 30, 2024. The decrease was primarily due to an increase in employee-related costs related to acceleration of equity-based awards from the completion of our IPO and the issuance of new equity-based awards.
Perpetual Licenses. License gross profit decreased during the three months ended April 30, 2025 compared to the three months ended April 30, 2024 and was primarily due to an increase in selling subscription-based products as compared to licenses. Perpetual license gross profit margin increased as related costs continue to decrease as license revenue decreases.
Services and Other. Services and other gross profit decreased by $12.7 million during the three months ended April 30, 2025 compared to the three months ended April 30, 2024. The decrease in gross profit is primarily due to an increase in employee-related costs and the acceleration of equity-based awards from the completion of our IPO and the issuance of new equity-based awards and lower revenue from professional services and training as a result of the shift toward selling these services on a subscription basis. Services and other gross profit margin was (80)% for the three months ended April 30, 2025 and 3% for the three months ended April 30, 2024. The change was primarily due to employee-related costs related to acceleration of equity-based awards from the completion of our IPO and the issuance of new awards and the decrease in services and other revenue.
Total gross profit increased by $12.2 million, or 11%, during the three months ended April 30, 2025 compared to the three months ended April 30, 2024. The increase is primarily due to the growth in total revenue. Total gross profit margin was 55% for the three months ended April 30, 2025 and 62% for the three months ended April 30, 2024. The decrease was primarily due to an increase in employee-related costs related to acceleration of equity-based awards from the completion of our IPO and the issuance of new equity-based awards.

Operating Expenses

	Three Months Ended April 30,
	2025	2024	variance $	variance %
	(In thousands, except percentages)
Operating expenses
Research and development	$67,270	$41,917	$25,353	60%
Sales and marketing	164,530	114,887	49,643	43%
General and administrative	80,820	26,879	53,941	201%
Total operating expenses	$312,620	$183,683	$128,937	70%
Research and Development Expenses. Research and development expenses increased by $25.4 million, or 60%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024. This increase was primarily driven by a $21.0 million increase in equity-based compensation due to the acceleration of awards from the completion of our IPO and the issuance of new equity-based awards, a $3.1 million increase in employee-based costs due to continued investment in talent related to the development of our products and a $1.0 million increase in software and hosting costs.
Sales and Marketing Expenses. Sales and marketing expenses increased by $49.6 million, or 43%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024. This increase was primarily driven by a $44.3 million increase in equity-based compensation due to the acceleration of awards from the completion of our IPO and the issuance of new equity-based awards, a $15.0 million increase in employee-based costs to support increased penetration into our existing customer base and expansion into new industry verticals and geographic markets, a $3.2 million increase in advertising and promotion costs, a $1.0 million increase in travel expenses, a $0.5 million increase in software and hosting costs, and a $0.3 million increase in professional services fees. This increase was partially offset by a $14.7 million decrease in intangible amortization attributable to certain intangible assets reaching full amortization.
General and Administrative Expenses. General and administrative expenses increased by $53.9 million, or 201%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024. This increase was primarily driven by a $51.1 million increase in equity-based compensation due to the acceleration of awards from the completion of our IPO and the issuance of new equity-based awards, a $1.6 million increase in employee-related costs due to higher headcount and increased investments in existing employees, a $2.9 million increase in provision for credit losses, and a $0.8 million increase in software and hosting costs. This increase was partially offset by a $2.3 million decrease in professional service fees.
Other Income (Expense), Net

	Three Months Ended April 30,
	2025	2024	variance $	variance %
	(In thousands, except percentages)
Other income (expense), net
Interest income	$3,226	$1,975	$1,251	63%
Interest expense	(22,389)	(46,239)	23,850	(52)%
Other income (expense), net	(191)	(1,190)	999	(84)%
Total other income (expense), net	$(19,354)	$(45,454)	$26,100	(57)%
Other expense decreased by $26.1 million, or (57)%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024. This decrease was primarily due to a $23.9 million net decrease in interest expense due to the full repayment of our Term Loans, which includes $15.3 million for the extinguishment of debt related to the remaining balance of its deferred finance costs and $1.0 million decrease in other expense related to foreign currency exchange loss, partially offset by a $1.3 million increase in interest income due to an increase in our cash and cash equivalents.
Income Tax (Expense) Benefit

	Three Months Ended April 30,
	2025	2024	variance $	variance %
	(In thousands, except percentages)
Income tax benefit (expense)	$17,007	$24,471	$(7,464)	(31)%

The Company recorded an income tax benefit of $17.0 million for the three months ended April 30, 2025 compared to an income tax benefit of $24.5 million for the three months ended April 30, 2024, leading to a net benefit decrease of $7.5 million, or (31)%, year-over-year. The decrease is primarily due to certain non-deductible equity-based compensation, non-deductible executive officer compensation, and an increase in valuation allowance. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized and continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. Our valuation allowance is primarily related to our interest expense carryforwards.

The effective tax rate for the three months ended April 30, 2025 and 2024 was 8.3% and 21.5%, respectively. The main drivers for the differences in the rates from the prior period to the current period are related to an increase in non-deductible equity-based compensation, non-deductible executive officer compensation, and an increase in valuation allowance. For further information, refer to Note 12 “Income Taxes” in our notes to our condensed consolidated financial statements included in this Quarterly Report.
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

We believe excluding items that do not reflect our ongoing, core operating or business performance, such as equity-based compensation, payroll taxes related to awards that were accelerated upon the closing of our IPO, payroll taxes related to RSUs, amortization of acquired intangible assets, and acquisition-related expenses, enables management and investors to compare our underlying business performance from period-to-period. Accordingly, we believe these adjustments facilitate a useful evaluation of our current operating performance and comparison to our past operating performance and provide investors with additional means to evaluate cost and expense trends. In addition, we also believe these adjustments enhance comparability of our financial performance against those of other technology companies.

Adjusted Gross Profit and Adjusted Gross Profit Margin

We define adjusted gross profit and adjusted gross profit margin as excluding equity-based compensation expense, payroll taxes related to awards that were accelerated upon the closing of our IPO and payroll taxes related to RSUs, all of which were issued after the closing of the IPO, amortization of acquired intangible assets, which includes impairment, acquisition related expenses, and restructuring expenses.

The following table reflects the reconciliation of adjusted gross profit to gross profit and adjusted gross profit margin to gross profit margin:

	Three Months Ended April 30,
	2025	2024
	(In thousands, except percentages)
GAAP gross profit	$127,655	$115,490
GAAP gross profit margin	55%	62%
Equity-based compensation expense	21,592	3,338
Payroll taxes for IPO-accelerated awards and RSUs	634	—
Amortization of acquired intangible assets	26,060	25,818
Adjusted gross profit	$175,941	$144,646
Adjusted gross profit margin	76%	77%

Our adjusted gross profit margin (adjusted gross profit as a percentage of revenue) has remained generally consistent in recent periods and reflects the high value-added nature of our offerings.

Adjusted Subscription Gross Profit and Adjusted Subscription Gross Profit Margin

We define adjusted subscription gross profit and adjusted subscription gross profit margin as excluding equity-based compensation expense, payroll taxes related to awards that were accelerated upon the closing of our IPO and payroll taxes related to RSUs, all of which were issued after the closing of the IPO, amortization of acquired intangible assets, which includes impairment, acquisition related expenses, and restructuring expenses.

The following table reflects the reconciliation of adjusted subscription gross profit to subscription gross profit and adjusted subscription gross profit margin to subscription gross profit margin:

	Three Months Ended April 30,
	2025	2024
	(In thousands, except percentages)
GAAP subscription gross profit	$139,832	$114,972
GAAP subscription gross profit margin	65%	68%
Equity-based compensation expense	11,264	1,702
Payroll taxes for IPO-accelerated awards and RSUs	332	—
Amortization of acquired intangible assets	26,058	25,758
Adjusted subscription gross profit	$177,486	$142,432
Adjusted subscription gross profit margin	82%	84%

Our adjusted subscription gross profit margin (adjusted subscription gross profit as a percentage of subscription revenue) has remained generally consistent in recent periods and reflects the high value-added nature of our offerings.

Adjusted Income from Operations and Adjusted Operating Margin

We define adjusted income from operations as income (loss) from operations excluding equity-based compensation expense, payroll taxes related to awards that were accelerated upon the closing of our IPO and payroll taxes related to RSUs, all of which were issued after the closing of the IPO, amortization of acquired intangible assets which includes impairment charges, benefit from amortization related to acquired contract acquisition costs, acquisition-related expenses, Thoma Bravo monitoring fees (which were annual service-fees as described in Note 8 “Related Party Transactions” in the notes to our condensed consolidated financial statements), and restructuring expenses. The Thoma Bravo monitoring fees were incurred pursuant to a services agreement, and we do not expect to receive similar services in the future or enter into a similar arrangement again in the future.

The following table reflects the reconciliation of adjusted income (loss) from operations to operating income (loss):

	Three Months Ended April 30,
	2025	2024
	(In thousands, except percentages)
GAAP income (loss) from operations	$(184,965)	$(68,193)
GAAP income (loss) from operations margin	(80)%	(36)%
Equity-based compensation expense	160,459	25,857
Payroll taxes for IPO-accelerated awards and RSUs	3,399	—
Amortization of acquired intangible assets	49,912	64,407
Amortization of acquired contract acquisition costs (1)	(5,764)	(6,745)
Acquisition-related expenses and Thoma Bravo monitoring fees	580	3,866
Adjusted income (loss) from operations	$23,621	$19,192
Adjusted operating margin	10%	10%

(1) In accordance with GAAP reporting requirements, the Company has written off its contract acquisition costs at the time when the Company was acquired in an all-cash take-private transaction by Thoma Bravo on August 16, 2022. Therefore, GAAP commissions expense related to contract acquisition costs after August 16, 2024 do not reflect the commissions expense that would have been reported if the contract acquisition costs had not been written off. Accordingly, the Company believes that presenting the approximate amount of acquisition-related commission expenses (so that the full amount of commission expense is included) provides a more appropriate representation of commission expense in a given period and, therefore, provides readers of the Company’s financial statements with a more consistent basis for comparison across accounting periods.

Our adjusted operating margin has remained generally consistent in recent periods.
Liquidity, Capital Resources and Cash Requirements
Our primary sources of liquidity are cash flows from operations, issuance of Class A Units and Class B Units, issuance of our common stock in the IPO and debt financing. Our primary uses of liquidity are debt payments, offering costs, operating expenses, working capital requirements, and capital expenditures.
On February 14, 2025, the Company received net proceeds of approximately $1,248.2 million, net of the underwriting discounts, commissions and offering costs, upon the closing of its IPO.
On February 19, 2025, we repaid $690.0 million of the Term Loans from the proceeds of the IPO. On March 3, 2025, we repaid the remaining balance of $350.0 million of the Term Loans.
Cash flows from operations have been historically negative as we continue to develop and expand our products and services and increase our sales and marketing efforts.
As of April 30, 2025, our principal source of liquidity was cash and cash equivalents totaling $228.1 million and our Revolving Credit Facility as described further below. We have restricted cash of $6.2 million as of April 30, 2025 primarily related to unconditional standby letters of credit for our corporate headquarters and for our corporate credit card program.

We believe our existing cash and cash equivalents and amounts available under our Revolving Credit Facility will be sufficient to meet our liquidity, capital expenditures, and anticipated working capital requirements to fund our operations for at least the next 12 months.

Our future capital requirements will depend on many factors, including but not limited to our revenue growth rate, timing of cash receipt and payments, and the timing and extent of spending to support strategic initiatives. We may also enter into arrangements to acquire or invest in complementary businesses, services, and technologies.
To the extent existing cash and cash equivalents are not sufficient to fund future activities, we may borrow under our Revolving Credit Facility or seek to raise additional funds through equity, equity-linked or debt financings. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity financing, incur indebtedness or use cash resources. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
Revolving Credit Facility

On August 16, 2022, we entered into the Credit Agreement. The Credit Agreement provides for (i) a six-year $125.0 million senior secured Revolving Credit Facility, including a letter of credit subfacility of up to $5.0 million and (ii) the Term Loans. On February 19, 2025, we repaid $690.0 million of the Term Loans from the proceeds of the IPO. On March 3, 2025, we repaid the remaining balance of $350.0 million of the Term Loans. As of April 30, 2025, we have no borrowings outstanding under the Revolving Credit Facility.

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

The Credit Agreement contains covenants that, among other things and subject to certain exceptions and qualifications, restrict our ability and the ability of certain of our subsidiaries to incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; pay dividends and make other distributions or repurchase stock; make certain investments; create or incur liens; sell assets; create restrictions affecting the ability of restricted subsidiaries to make distributions, loans, or advances or transfer assets to the Company or the restricted subsidiaries; enter into certain transactions with our affiliates; designate restricted subsidiaries as unrestricted subsidiaries; and merge, consolidate, transfer or sell all or substantially all of our assets. The Company is subject to quarterly financial covenants relating to maintaining a minimum liquidity and Annual Recurring Revenue Ratio and Consolidated Total Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement). The Company was in compliance with all applicable covenants as of April 30, 2025 and for each period presented herein.

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
Summary of Cash Flows
As of April 30, 2025, we had $228.1 million of cash and cash equivalents (of which $12.9 million was held in our foreign subsidiaries), $125.0 million of availability under the Credit Agreement, and $486.2 million in net working capital, which we define as current assets less current liabilities, excluding deferred revenue. As of January 31, 2025, we had $121.3 million of cash and cash equivalents (of which $11.6 million was held in our foreign subsidiaries), $125.0 million of availability under the Credit Agreement, and $350.7 million in net working capital. The decrease in cash and cash equivalents and net working capital is due primarily to cash paid related to the acceleration of equity-based awards from the completion of our IPO and operating losses.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(96,807)	$(55,386)
Net cash used in investing activities	(3,897)	(7,684)
Net cash provided by financing activities	210,649	(1,810)
Net change in cash, cash equivalents and restricted cash	$109,945	$(64,880)
Cash Flows from Operating Activities
During the three months ended April 30, 2025, cash used in operating activities was $96.8 million, which consisted of a net loss of $187.3 million, adjusted by non-cash charges of $159.8 million and a net decrease of $69.3 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization expense of $52.1 million, equity-based compensation of $105.7 million, amortization of contract acquisition costs of $8.2 million, amortization of debt discount and issuance costs, including the early write-off of issuance costs related to the repayment of the Term Loans of $15.6 million and provision for credit losses of $3.6 million, partially offset by deferred taxes of $25.3 million. The net cash outflow from changes in operating assets and liabilities was primarily a result of an increase in deferred contract acquisition costs of $9.5 million due to an increase in our sales, an increase in contract assets of $3.8 million primarily due to growth in our revenue and the timing of invoices and payments, a decrease in deferred revenue of $11.1 due to the timing of billings for subscriptions and cash received in advance of revenue recognition, and a decrease in accrued expenses and other liabilities of $90.6 million due to the timing of cash disbursements primarily related to bonuses and commissions, the settlement of vested EARs and cash settled awards, interest payments and fees paid to Thoma Bravo. The outflows were partially offset by a decrease in accounts receivable of $60.0 million due to the timing of receipts of payments from customers and an increase in prepayments and other current assets of $15.0 million.
During the three months ended April 30, 2024, cash used in operating activities was $55.4 million, which consisted of a net loss of $89.2 million, adjusted by non-cash charges of $52.3 million and a net decrease of $18.6 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization expense of $66.0 million, equity-based compensation of $8.0 million, amortization of contract acquisition costs of $4.8 million, amortization of debt discount and issuance costs of $1.1 million and provision for credit losses of $0.4 million, partially offset by deferred taxes of $27.9 million. The decrease in our net operating assets and liabilities was primarily a result of a decrease in accrued expenses of $33.0 million due to the timing of cash disbursements, including commissions and bonuses, an increase in deferred contract acquisition costs of $11.0 million which has accelerated as subscription sales continue to grow, a decrease in deferred revenue of $10.8 million, an increase in prepayments and other assets of $4.8 million primarily for software maintenance and subscriptions and a decrease in accounts payable of $5.3 million due to timing of cash disbursements. These were partially offset by a decrease in accounts receivable of $47.8 million due to the timing of receipts of payments from customers.
Cash Flows used in Investing Activities
During the three months ended April 30, 2025, cash used in investing activities was $3.9 million, consisting primarily of $1.7 million for capitalized software development costs and $2.2 million in purchases of property and equipment.
During the three months ended April 30, 2024, cash used in investing activities was $7.7 million, consisting primarily of $4.6 million in net cash paid to acquire Double Zero, and $0.6 million in purchases of property and equipment.
Cash Flows from Financing Activities
During the three months ended April 30, 2025, cash provided by financing activities was $210.6 million primarily due to the proceeds from our IPO, net of underwriting discounts and commissions of $1,259.7 million, partially offset by the repayment of our Term Loans of $1,040.0 million, and payments of deferred offering costs of $8.4 million.
During the three months ended April 30, 2024, cash used in financing activities was $1.8 million primarily due to the repurchase of Class A Units and Class B Units.
Material Cash Commitments

Except for the debt extinguishment discussed in Note 7 to our condensed consolidated financial statements, there were no significant changes outside the ordinary course of business to our material cash requirements disclosed in the fiscal 2025 Form 10-K.
We did not have any material off-balance sheet arrangements during the periods presented or as of April 30, 2025.
Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting estimates for the three months ended April 30, 2025 from those discussed in the fiscal 2025 Form 10-K, except as described below:

Incentive Unit Valuations

Upon the completion of our IPO, we ceased issuing incentive equity units and all outstanding and unvested incentive equity units were converted to RSAs.
Recent Accounting Pronouncements

There have been no changes to the information provided in our fiscal 2025 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. There have been no material changes in our market risk exposures for the three months ended April 30, 2025 as compared to those discussed in our fiscal 2025 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer (“PEO”) and principal financial officer (“PFO”), to allow timely decisions regarding disclosure. Our management, with the participation of our PEO and PFO, has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2025 and, based on such evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(d) and 15d-15(d) during the quarter ended April 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
We are not currently a party to, nor is our property currently subject to, any material legal proceedings other than ordinary routine litigation incidental to the business, and we are not aware of any such proceedings contemplated by governmental authorities.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A in the fiscal 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Initial Public Offering of Common Stock
On February 12, 2025, the Registration Statement on Form S-1 (File No. 333-284339) (the “Registration Statement”) relating to our IPO was declared effective by the SEC and we priced our IPO. Pursuant to the Registration Statement, we registered an aggregate of 60.0 million shares of our common stock, of which 57.5 million shares were sold by us and 2.5 million shares were sold by certain selling stockholders named therein at a price to the public of $23.00 per share (for an aggregate offering price of $1,380.0 million). We received net proceeds of approximately $1,248.2 million, net of approximately $62.8 million of underwriting discounts and commissions and approximately $11.5 million of offering costs. Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC acted as joint lead book-running managers and representatives of the underwriters.

There has been no material change in the planned use of proceeds from our IPO as described in the related prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, except that we repaid the Term Loans in full.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Adoption of Executive Change in Control and Severance Plan
On June 9, 2025, the Board adopted the SailPoint, Inc. Executive Change in Control and Severance Plan (the “Severance Plan”), pursuant to which eligible officers and management employees of the Company will be eligible to receive the severance benefits provided for under the Severance Plan, pursuant to the terms and conditions of the Severance Plan. Capitalized terms used but not otherwise defined in this “Adoption of Executive Change in Control and Severance Plan” section have the meanings assigned to them in the Severance Plan.
In the event an Eligible Employee’s employment ends due to a Qualifying Termination that occurs outside of a Change in Control Protection Period, so long as the Eligible Employee satisfies the Release Requirement and abides by all applicable restrictive covenant obligations, the Eligible Employee will be eligible to receive (i) a cash severance payment in an amount equal to (A) 1.0 (for a Tier 1 Eligible Employee) or 0.75 (for a Tier 2 Eligible Employee), multiplied by (B) the Eligible Employee’s base salary, to be paid in substantially equal installments on the Company’s regular payroll schedule for the period commencing on the Eligible Employee’s date of termination and continuing for 12 months (for a Tier 1 Eligible Employee) or 9 months (for a Tier 2 Eligible Employee); and (ii) an amount equal to (A) 12 (for a Tier 1 Eligible Employee) or 9 (for a Tier 2 Eligible Employee), multiplied by (B) the monthly amount of the Company’s contribution to the premiums for the Eligible Employee’s group health plan coverage (including coverage for the Eligible Employee’s spouse and eligible dependents), determined under the Company’s group health plans as in effect immediately prior to the Eligible Employee’s date of termination (the monthly amount, the “Monthly COBRA Amount”), payable in a lump sum within 60 days after the Eligible Employee’s termination date.
In the event an Eligible Employee’s employment ends due to a Qualifying Termination that occurs during a Change in Control Protection Period, so long as the Eligible Employee satisfies the Release Requirement and abides by applicable restrictive covenant obligations, the Eligible Employee will be eligible to receive (i) an amount equal to (A) 1.5 (for a Tier 1 Eligible Employee) or 1.0 (for a Tier 2 Eligible Employee), multiplied by (B) the Eligible Employee’s base salary; (ii) the Eligible Employee’s target annual bonus; and (iii) an amount equal to (A) 18 (for a Tier 1 Eligible Employee) or 12 (for a Tier 2 Eligible Employee), multiplied by (B) the Monthly COBRA Amount, in each case, payable in a lump sum within 60 days of the Eligible Employee’s termination of employment.
This summary of the Severance Plan does not purport to be complete and is subject to and qualified in its entirety by reference to the copy of the Severance Plan and form of Participation Agreement thereunder filed as Exhibit 10.7 to this Quarterly Report, which are incorporated herein by reference.
Insider Trading Arrangements
None.
Item 6. Exhibits and Financial Statement Schedules
The documents listed below are incorporated by reference or are filed with this Quarterly Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description

3.1	Certificate of Incorporation of SailPoint, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on February 19, 2025).

3.2	Bylaws of SailPoint, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on February 19, 2025).

10.1
Director Designation Agreement, dated as of February 12, 2025, by and among SailPoint, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 19, 2025).

10.2	SailPoint, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on February 19, 2025).

10.3
Form of Restricted Stock Unit Grant Notice and Award Agreement (Executive Officers) under the SailPoint, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 4, 2025).

10.4
Form of Restricted Stock Unit Grant Notice and Award Agreement (Non-employee Directors) under the SailPoint, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 4, 2025).

10.5
Form of Indemnification Agreement between SailPoint, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 17, 2025).

10.6	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by the Company on March 27, 2025).

10.7*	SailPoint, Inc. Executive Change in Control and Severance Plan and Form of Participation Agreement.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Inline XBRL Cover Page Interactive Data File (included in Exhibit 101).

*    Filed herewith.
**    Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SailPoint, Inc.

Date: June 12, 2025	By:	/s/ Brian Carolan
Brian Carolan Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: June 12, 2025		/s/ Mitra Rezvan
Mitra Rezvan Chief Accounting Officer (Principal Accounting Officer)