Form 10-Q
period 2025-07-31
SailPoint, Inc.
filed 2025-09-10
CIK 2030781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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

The registrant had 556,635,292 shares of common stock outstanding as of September 5, 2025.

SailPoint, Inc.
Quarterly Report on Form 10-Q

SAILPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share, per share and unit amounts)
(unaudited)

	July 31, 2025	January 31, 2025

Assets
Current assets
Cash and cash equivalents	$271,052	$121,293
Accounts receivable, net of allowance	203,462	254,050
Contract acquisition costs	37,942	32,834
Contract assets, net of allowance	58,625	58,335
Prepayments and other current assets	55,519	45,870
Total current assets	626,600	512,382
Property and equipment, net	27,147	22,879
Contract acquisition costs, non-current	98,301	94,270
Contract assets, non-current, net of allowance	47,144	33,788
Other non-current assets	34,484	36,206
Goodwill	5,151,668	5,151,668
Intangible assets, net	1,460,597	1,560,723
Total assets	$7,445,941	$7,411,916
Liabilities, redeemable convertible units, and stockholders' equity / partners' deficit
Current liabilities
Accounts payable	$3,508	$3,515
Accrued expenses and other liabilities	83,769	158,135
Deferred revenue	417,188	413,043
Total current liabilities	504,465	574,693
Deferred tax liabilities, non-current	77,513	136,528
Other long-term liabilities	15,400	32,128
Deferred revenue, non-current	32,417	36,399
Long-term debt, net	—	1,024,467
Total liabilities	629,795	1,804,215
Commitments and contingencies (Note 6)
Redeemable convertible units, no par value, unlimited units authorized, 499,052,847 units issued and outstanding as of January 31, 2025; aggregate liquidation preference of $8,100,352 as of January 31, 2025	—	11,196,141
Stockholders' equity / partners' deficit
Preferred stock, par value of $0.0001 per share, 50,000,000 shares authorized and no shares issued or outstanding as of July 31, 2025	—	—
Common stock, par value of $0.0001 per share; 1,750,000,000 authorized as of July 31, 2025; 556,604,053 shares issued and outstanding as of July 31, 2025	56	—
Additional paid in capital	6,994,699	—
Accumulated deficit	(178,609)	(5,588,440)
Total stockholders' equity / partners' deficit	6,816,146	(5,588,440)
Total liabilities, redeemable convertible units, and stockholders' equity / partners' deficit	$7,445,941	$7,411,916
See accompanying notes to condensed consolidated financial statements.

SAILPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and per unit amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue
Subscription	$247,937	$181,811	$463,260	$351,903
Perpetual licenses	430	22	435	91
Services and other	15,992	16,742	31,132	34,237
Total revenue	264,359	198,575	494,827	386,231
Cost of revenue
Subscription	70,443	58,488	145,934	113,608
Perpetual licenses	—	46	3	106
Services and other	16,110	16,728	43,429	33,714
Total cost of revenue	86,553	75,262	189,366	147,428
Gross profit	177,806	123,313	305,461	238,803
Operating expenses
Research and development	48,111	43,108	115,381	85,025
Sales and marketing	131,289	119,565	295,819	234,452
General and administrative	39,204	26,470	120,024	53,349
Total operating expenses	218,604	189,143	531,224	372,826
Loss from operations	(40,798)	(65,830)	(225,763)	(134,023)
Other income (expense), net
Interest income	2,336	1,078	5,562	3,053
Interest expense	(1,693)	(47,317)	(24,082)	(93,556)
Other income (expense), net	(1,710)	(1,148)	(1,901)	(2,338)
Total other income (expense), net	(1,067)	(47,387)	(20,421)	(92,841)
Loss before income taxes	(41,865)	(113,217)	(246,184)	(226,864)
Income tax benefit (expense)	31,313	26,087	48,320	50,558
Net loss	$(10,552)	$(87,130)	$(197,864)	$(176,306)
Class A yield	—	(158,710)	(23,786)	(310,346)
Net loss attributable to common stockholders and Class B unitholders	$(10,552)	$(245,840)	$(221,650)	$(486,652)
Net loss per share attributable to common stockholders and Class B unitholders, basic and diluted (1)	$(0.02)	$(2.97)	$(0.42)	$(5.89)
Weighted average common shares and Class B Units outstanding, basic and diluted (1)	555,757	82,703	528,355	82,564
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

SAILPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE UNITS, STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT
(In thousands)
(unaudited)

	Redeemable Convertible Units		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Units	Amount	Shares	Amount
Balance at April 30, 2025	—	$—	555,515	$56	$6,945,784	$(168,057)	$6,777,783
Equity-based compensation expense after Corporate Conversion	—	—	—	—	48,915	—	48,915
Issuance of common stock upon settlement of restricted stock	—	—	320	—	—	—	—
Net loss after Corporate Conversion	—	—	—	—	—	(10,552)	(10,552)
Balance at July 31, 2025	—	$—	555,835	$56	$6,994,699	$(178,609)	$6,816,146

	Redeemable Convertible Units		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' / Partners' Equity
	Units	Amount	Shares	Amount
Balance at January 31, 2025	495,161	$11,196,141	—	$—	$—	$(5,588,440)	$(5,588,440)
Vesting of incentive units into Class B Units	3,049	—	—	—	—	—	—
Adjustment to reflect redemption value of redeemable convertible Class A Units	—	23,787	—	—	—	(23,787)	(23,787)
Adjustment to reflect redemption value of redeemable convertible Class B Units	—	229,744	—	—	—	(229,744)	(229,744)
Equity-based compensation expense prior to Corporate Conversion	—	—	—	—	862	—	862
Net loss prior to Corporate Conversion	—	—	—	—	—	(19,255)	(19,255)
Effect of Corporate Conversion	(498,210)	(11,449,672)	497,807	50	5,588,396	5,861,226	11,449,672
Issuance of common stock in connection with IPO, net of underwriters’ discounts and commissions and offering costs and tax effects	—	—	57,500	6	1,251,430	—	1,251,436
Equity-based compensation expense after Corporate Conversion	—	—	—	—	154,011	—	154,011
Issuance of common stock upon settlement of restricted stock	—	—	528	—	—	—	—
Net loss after Corporate Conversion	—	—	—	—	—	(178,609)	(178,609)
Balance at July 31, 2025	—	$—	555,835	$56	$6,994,699	$(178,609)	$6,816,146

SAILPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE UNITS, STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT
(In thousands)
(unaudited)

	Redeemable Convertible Units		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Partners' Deficit
	Units	Amount	Shares	Amount
Balance at April 30, 2024	449,595	$5,837,184	—	$—	$45,275	$(667,802)	$(622,527)
Repurchase of Class B Units	(3)	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	8,337	—	8,337
Vesting of incentive units into Class B Units	283	—	—	—	—	—	—
Net loss	—	—	—	—	—	(87,130)	(87,130)
Balance at July 31, 2024	449,875	$5,837,184	—	$—	$53,612	$(754,932)	$(701,320)

	Redeemable Convertible Units		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Partners' Deficit
	Units	Amount	Shares	Amount
Balance at January 31, 2024	448,940	$5,838,864	—	$—	$37,431	$(578,626)	$(541,195)
Repurchase of Class A Units	(102)	(1,139)	—	—	(130)	—	(130)
Repurchase of Class B Units	(33)	(541)	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	16,311	—	16,311
Vesting of incentive units into Class B Units	1,070	—	—	—	—	—	—
Net loss	—	—	—	—	—	(176,306)	(176,306)
Balance at July 31, 2024	449,875	$5,837,184	—	$—	$53,612	$(754,932)	$(701,320)
See accompanying notes to condensed consolidated financial statements.

SAILPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended July 31,
	2025	2024
Cash flows from operating activities
Net loss	$(197,864)	$(176,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	104,531	132,089
Amortization and write-off of debt issuance costs	17,120	2,196
Amortization of contract acquisition costs	17,484	10,594
Loss (gain) on disposal of property and equipment	—	(8)
Adjustments to contingent consideration	1,609	—
Provision for credit losses	4,346	713
Equity-based compensation expense, net of amounts capitalized	154,061	16,311
Deferred taxes	(58,908)	(57,814)
Net changes in operating assets and liabilities, net of business acquisitions
Accounts receivable	46,275	18,877
Contract acquisition costs	(26,623)	(26,158)
Contract assets	(13,679)	(6,520)
Prepayments and other current assets	(21,241)	(2,839)
Other non-current assets	468	(3,986)
Operating leases, net	314	81
Accounts payable	(7)	(496)
Accrued expenses and other liabilities	(74,911)	(24,296)
Deferred revenue	163	9,379
Net cash used in operating activities	(46,862)	(108,183)
Cash flows from investing activities
Purchase of property and equipment	(3,153)	(1,476)
Proceeds from sale of property and equipment	—	12
Capitalized software development costs	(4,731)	(5,345)
Business acquisitions, net of cash acquired	—	(4,694)
Net cash used in investing activities	(7,884)	(11,503)
Cash flows from financing activities
Proceeds from IPO, net of underwriting discounts and commissions	1,259,681	—
Repayment of Term Loans	(1,040,000)	—
Payment of debt issuance costs	(2,716)	—
Payments of deferred offering costs, net	(8,618)	(415)
Payments related to holdback consideration	(675)	—
Repurchase of units	—	(1,810)
Net cash provided by (used in) financing activities	207,672	(2,225)
Net change in cash, cash equivalents and restricted cash	152,926	(121,911)
Cash, cash equivalents and restricted cash, beginning of period	124,390	218,468
Cash, cash equivalents and restricted cash, end of period	$277,316	$96,557

	Six Months Ended July 31,
	2025	2024
Supplemental cash flow information:
Cash paid for:
Interest	$36,746	$91,899
Income taxes, net of refunds	3,312	9,114
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,139	3,041

Supplemental disclosure of noncash investing and financing activities:
Effect of Corporate Conversion	11,449,672	—
Adjustment to reflect the redemption value of the redeemable convertible units	253,531	—
Capitalized equity-based compensation included in property and equipment, net	812	—
Deferred offering costs included in accounts payable and accrued expenses and other liabilities	—	1,701
Contingent and holdback consideration included in accrued expenses and other liabilities	—	675

Reconciliation of cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows:
Cash and cash equivalents	$271,052	$89,690
Restricted cash within prepayments and other current assets	6,264	6,867
Total cash, cash equivalents, and restricted cash in the consolidated statements of cash flows	$277,316	$96,557
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
Completion of Initial Public Offering

On February 14, 2025, the Company closed its IPO of 60.0 million shares of its common stock, of which 57.5 million shares were sold by the Company and 2.5 million shares were sold by certain selling stockholders, at an initial offering price to the public of $23.00 per share for an aggregate offering price of $1,380.0 million. The Company received net proceeds of approximately $1,248.2 million, net of approximately $62.8 million of underwriting discounts and commissions and approximately $11.5 million of offering costs, net. The Company also realized a tax benefit of $3.2 million, which may be revalued in future periods, and recorded it as part of additional paid-in capital in the condensed consolidated balance sheets as of July 31, 2025.
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
The condensed consolidated balance sheet data as of July 31, 2025 was derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (the “fiscal 2025 Form 10-K”) but does not include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in the fiscal 2025 Form 10-K.
The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for the three and six months ended July 31, 2025 shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2026 or any other period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Future events and their effects cannot be determined with certainty. On an ongoing basis, management evaluates these estimates, judgments, and assumptions.
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
Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, and contract assets. The Company maintains its cash in bank deposit accounts that exceeded federally insured limits as of July 31, 2025 and January 31, 2025. There was no concentration of credit risk for customers as no individual entity represented more than 10% of accounts receivable and contract assets as of July 31, 2025 and January 31, 2025. No customer accounted for more than 10% of revenue during the three and six months ended July 31, 2025 or 2024. The Company does not experience concentration of credit risk in foreign countries as no foreign country represents more than 10% of the Company’s condensed consolidated revenues or net assets.
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

For purposes of calculating net loss per share attributable to common stockholders for the six months ended July 31, 2025 (during which a portion of the period preceded the IPO), the Company retrospectively applied the effects of the Corporate Conversion to the Class B Units. The Class B Units were included in the net loss per share calculations. For the periods that preceded the IPO and Corporate Conversion, the weighted-average number of common shares / units outstanding excludes the common stock sold in the IPO and the Class A Units outstanding. The Company calculated the net loss attributable to common stockholders by adjusting the net loss to include the yield earned by the Class A Units through the Corporate Conversion. The Company did not retrospectively adjust for the effect of the Corporate Conversion for periods prior to fiscal year 2026.

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
Recently Issued Accounting Standards Not Yet Adopted
Accounting Standards Update 2025-05
In July 2025, the FASB issued ASU-2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which amends Topic 326 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Specifically, in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.

2. Revenue Recognition
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated by subscription product categories (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Subscription
SaaS	$144,758	$105,716	$276,573	$202,783
Maintenance	38,471	38,909	75,860	77,178
Term subscriptions	58,120	32,630	98,160	63,315
Other subscription services	6,588	4,556	12,667	8,627
Total Subscription	247,937	181,811	463,260	351,903
Perpetual licenses	430	22	435	91
Services and other	15,992	16,742	31,132	34,237
Total revenue	$264,359	$198,575	$494,827	$386,231
The following table summarizes the revenue the Company recognizes at a point in time and over time (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue recognized at a point in time	$41,194	$18,218	$66,813	$34,931
Revenue recognized over time	223,165	180,357	428,014	351,300
Total revenue	$264,359	$198,575	$494,827	$386,231
Contract Balances
Deferred revenue consists primarily of payments received in advance of revenue recognition under the Company’s contracts with customers. Revenue recognized during the three months ended July 31, 2025 and 2024 that was included in the deferred revenue balances at the beginning of the respective periods was $174.5 million and $138.3 million, respectively, and $290.8 million and $236.3 million in the six months ended July 31, 2025 and 2024, respectively.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These remaining performance obligations represent contract value that has not yet been recognized as revenue. Remaining performance obligations includes both invoices that have been issued to customers but have not been recognized as revenue and amounts that will be invoiced and recognized as revenue in future periods. As of July 31, 2025, remaining performance obligations were $1,485.7 million, of which the Company expects to recognize $732.0 million as revenue over the next 12 months.

3. Allowance for Expected Credit Losses
The following table presents the balance of the allowance for expected credit losses for accounts receivable and contract assets (in thousands):

	July 31, 2025	January 31, 2025
Allowance for credit losses - accounts receivable	$1,065	$192
Allowance for credit losses - contract assets	$201	$168
For the three months ended July 31, 2025 and 2024, the provision for credit losses was $0.8 million and $0.3 million, respectively. For the six months ended July 31, 2025 and 2024, the provision for credit losses was $4.3 million and $0.7 million, respectively.

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
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	July 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$233,283	$—	$—	$233,283
Total assets	$233,283	$—	$—	$233,283
Liabilities:
Contingent consideration	$—	$—	$7,309	$7,309
Total liabilities	$—	$—	$7,309	$7,309

	January 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$81,972	$—	$—	$81,972
Total assets	$81,972	$—	$—	$81,972
Liabilities:
Contingent consideration	$—	$—	$5,700	$5,700
Total liabilities	$—	$—	$5,700	$5,700

The Company’s carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses are considered Level 1 and approximate their fair values due to their short maturities as of July 31, 2025 and January 31, 2025 and are excluded from the fair value tables above. The carrying value of debt at January 31, 2025 is considered Level 1 and approximates fair value.
As of July 31, 2025, the Company measured its contingent consideration associated with its Imprivata acquisition on a recurring basis using significant unobservable inputs, classified as Level 3. The Company recorded the contingent consideration at its fair value on the acquisition date. The Company determined the fair value of contingent consideration using a probability weighted discounted cash flow method. Each reporting period thereafter, the obligation is revalued and changes in its fair values are recorded within sales and marketing expenses within the condensed consolidated statements of operations. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates and from changes pertaining to the estimated or actual achievement of the defined milestones. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the fair value and corresponding changes in fair value of the contingent consideration the Company records in any given period.
During the three months ended July 31, 2025, the Company remeasured the fair value of the contingent consideration associated with the Imprivata acquisition of $5.7 million reported as of January 31, 2025. This remeasurement resulted in a $1.6 million increase to the obligation, with the additional expense recorded in sales and marketing expenses within the condensed consolidated statements of operations for the three and six months ended July 31, 2025. The contingent consideration balance of $7.3 million as of July 31, 2025 was fully settled during August 2025.
The estimated fair value of the contingent consideration was determined with the following key inputs:

	July 31, 2025	January 31, 2025
Probability of achievement	98.8%	84.2%
Expected timing of payment	August 2025	Fiscal 2026
Discount rate	—%	13.5%
There were no transfers between fair value measurement levels during the period ended July 31, 2025 and January 31, 2025.
5. Business Combinations
2025 Acquisitions
Imprivata
On December 13, 2024, the Company acquired the Identity Governance and Administration business of Imprivata, a digital identity company for life- and mission-critical industries that is majority owned by Thoma Bravo, for a cash payment at closing of $10.7 million and up to an additional cash amount of $7.4 million related to contingent consideration subject to the achievement of certain customer contract assignments or migrations. The contingent consideration was initially recorded in the condensed consolidated balance sheets in accrued expenses and other liabilities at a fair value of $5.7 million. As of July 31, 2025, the fair value of the contingent consideration was $7.3 million. The contingent consideration was payable eight months after the closing date and in August 2025, the Company settled the contingent consideration. See Note 4 for additional information on the fair value of the contingent consideration.
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
Double Zero
On April 9, 2024 (“Acquisition Date”), the Company acquired all of the outstanding stock of Double Zero Security, Inc. (“Double Zero”), a third-party provider of digital-identity threat detection and response for secure enterprise access. The aggregate consideration transferred in connection with this acquisition was $5.4 million, net of cash acquired, and $0.8 million was related to certain indemnities (the "Holdback Consideration"). The Company paid $0.1 million of the Holdback Consideration 60 days after the Acquisition Date and the remaining Holdback Consideration of $0.7 million was paid in April 2025.
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
6. Commitments and Contingencies
Contractual Purchase Commitments

The Company has contractual commitments associated with agreements that are enforceable and legally binding. These contractual commitments do not include obligations under contracts that the Company can cancel without significant penalty or purchase orders as the purchase orders represent authorizations to purchase rather than binding agreements. There were no material changes outside the ordinary course of business to the Company’s non-cancelable contractual commitments disclosed in the Company’s unaudited condensed consolidated financial statements for the six months ended July 31, 2025.
Indemnification Arrangements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers, business partners, and other parties with respect to certain matters, including losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities with respect to the Company’s products, services, and business. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in a particular contract. The Company includes service level commitments to the Company’s cloud customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that the Company fails to meet those levels.
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
7. Credit Agreement and Debt
2025 Credit Agreement
On June 25, 2025, the Company entered into a credit agreement (the "2025 Credit Agreement") that provides for a five-year $250.0 million secured revolving credit facility, including a letter of credit sub-facility of up to $10.0 million (the "2025 Revolving Credit Facility"). The 2025 Revolving Credit Facility matures on June 25, 2030. The Company incurred deferred financing costs of $2.7 million related to the issuance of the 2025 Credit Agreement, which are included in other non-current assets on the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense over the life of the 2025 Credit Agreement on a straight-line basis. Amortization of deferred financing costs related to the 2025 Credit Agreement was $0.1 million for both the three and six months ended July 31, 2025.

Pursuant to the 2025 Credit Agreement, the Company can obtain base rate loans, which bear interest at a Base Rate (as defined in the 2025 Credit Agreement) plus a margin ranging from 0.50% to 1.50%, depending on the First Lien Net Leverage Ratio (as defined in the 2025 Credit Agreement), or term SOFR loans, which bear interest at a rate equal to Term SOFR (as defined in the 2025 Credit Agreement) plus a margin ranging from 1.50% to 2.50%, depending on the First Lien Net Leverage Ratio. The Company will incur commitment fees at rates ranging from 0.175% to 0.375% per annum, depending on the First Lien Net Leverage Ratio, on the unused portion of the lender commitments. The Company will also pay customary letter of credit fees, including a fronting fee equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letters of credit, as well as customary issuance and administration fees. These fees are recorded as interest expense on the condensed consolidated statements of operations.
The 2025 Credit Agreement contains customary representations and warranties, events of default, and various affirmative and negative covenants, including financial reporting requirements and limitations on liens, investments (including acquisitions), indebtedness, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments and transactions with affiliates. The Company is subject to quarterly financial covenants relating to maintaining a Total Net Leverage Ratio (as defined in the 2025 Credit Agreement) of generally not more than 4.00 to 1.00 (which may be increased to 4.50 to 1.00 for a limited period in the event of a material acquisition is consummated). The Company was in compliance with all applicable covenants as of July 31, 2025.
All obligations under the 2025 Revolving Credit Facility are unconditionally guaranteed by the Company and each Restricted Subsidiary other than any Excluded Subsidiary (each, as defined in the 2025 Credit Agreement), and are supported by a security interest in substantially all of the Company's and subsidiary's tangible and intangible assets (subject to permitted liens).
The Company may voluntarily repay and reborrow outstanding loans under the 2025 Revolving Credit Facility at any time without a premium or a penalty. The Company had no outstanding 2025 Revolving Credit Facility balance as of July 31, 2025.
2022 Credit Agreement
On August 16, 2022, the Company entered into a Credit Agreement (the "2022 Credit Agreement") that provides for (i) a six-year $125.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $5.0 million (the “2022 Revolving Credit Facility”) and (ii) a seven-year $1.59 billion term loan facility (the “Term Loans”). The 2022 Revolving Credit Facility had a maturity date in August 2028, and the Term Loans had a maturity date in August 2029. After the closing of the IPO, the Company fully repaid its Term Loans and recorded an extinguishment of debt related to the remaining balance of its deferred financing costs of $15.3 million, which is recorded within interest expense on the condensed consolidated statement of operations.
On June 25, 2025, the 2022 Credit Agreement was terminated upon the closing of the 2025 Credit Agreement. The remaining unamortized deferred financing costs of $1.4 million for the 2022 Revolving Credit Facility was recorded as a loss from extinguishment of debt and included in interest expense on the condensed consolidated statements of operations. Amortization of debt issuance costs related to the 2022 Credit Agreement, excluding the loss from extinguishment of debt, was $0.2 million and $1.1 million for the three months ended July 31, 2025 and 2024, respectively, and $0.5 million and $2.2 million for the six months ended July 31, 2025 and 2024, respectively.
The net carrying amount of the Term Loans is presented as follows (in thousands):

	July 31, 2025	January 31, 2025
Principal	$—	$1,040,000
Unamortized issuance costs	—	(15,533)
Net carrying amount	$—	$1,024,467
Total interest expense recognized related to the Term Loans for the six months ended July 31, 2025 was $22.3 million, consisting of contractual interest expense of $6.7 million, amortization of debt issuance costs of $0.2 million and $15.3 million loss from the extinguishment of debt. There was no interest expense related to the Term Loans for the three months ended July 31, 2025.
Total interest expense recognized related to the Term Loans for the three and six months ended July 31, 2024 was $47.2 million and $93.3 million, respectively, consisting of contractual interest expense of $46.2 million and amortization of debt issuance costs of $1.0 million for the three months ended July 31, 2024 and contractual interest expense of $91.4 million and amortization of debt issuance costs of $2.0 million for the six months ended July 31, 2024.
8. Related Party Transactions
The Company is an affiliate of Thoma Bravo. The Company engaged in ordinary sales transactions of $0.1 million for the three months ended July 31, 2025, with no significant activity for the three months ended July 31, 2024, and $0.8 million and $0.3 million for the six months ended July 31, 2025 and 2024, respectively, with entities affiliated with Thoma Bravo.
The Company engaged in ordinary purchase transactions of $0.9 million for both the three months ended July 31, 2025 and 2024, and $2.2 million and $1.8 million for the six months ended July 31, 2025 and 2024, respectively, with entities affiliated with Thoma Bravo.

The Company made payments of $9.3 million and $3.8 million under its advisory services agreement with Thoma Bravo for consultation and advice related to corporate strategy, budgeting of future corporate investments, acquisition and divestiture strategies, and debt and equity financings during the six months ended July 31, 2025 and 2024, respectively. The Company expensed $0.6 million and $7.5 million during the six months ended July 31, 2025 and 2024, respectively, which is included in general and administrative expenses in the Company’s condensed consolidated statements of operations. In conjunction with the closing of the IPO, the Company settled all outstanding fees of $9.3 million payable to Thoma Bravo and its advisory services agreement was terminated.
Under the terms of the 2022 Credit Agreement, an entity affiliated with Thoma Bravo provided $50.0 million of the Term Loans as part of the syndicate of lenders on August 16, 2022. As a result, the Company made interest payments of $1.2 million and $2.9 million for the six months ended July 31, 2025 and 2024, respectively, and incurred interest expense of $0.7 million and $2.9 million to the affiliate of Thoma Bravo for the six months ended July 31, 2025 and 2024, respectively. The remaining principal balance owed to the affiliate of Thoma Bravo was fully repaid upon the repayment of the Company's Term Loans.
9. Stockholders' / Partners’ Equity

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

No preferred stock has been issued and is outstanding as of July 31, 2025.

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
Redeemable Convertible Units

There are no redeemable convertible units outstanding as of July 31, 2025. Redeemable convertible units consisted of the following as of January 31, 2025:

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

The cumulative Class A yield earned upon the Corporate Conversion was $1,501.7 million as of the date of the Corporate Conversion. The cumulative unpaid Class A yield earned per unit was $3.72 as of the date of the Corporate Conversion.
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
10. Equity-Based Compensation

Impact of the IPO on Employee Incentive Plans

On January 31, 2025, the Board approved modifications to accelerate the vesting of certain incentive units, equity appreciation rights (“EARs”), and cash settled awards subject to the pricing and closing of the IPO. Prior to the Corporate Conversion, the Company modified 3,036,888 incentive units and 377,077 EARs. Upon the IPO, the vested incentive units were considered redeemable. During the three months ended April 30, 2025, as a result of the modifications and the closing of the IPO, the Company recognized $113.8 million of equity-based compensation expense in the condensed consolidated statement of operations, which was comprised of $61.5 million, $12.6 million, and $39.8 million of expense for the modified incentive units, EARs, and cash settled awards, respectively.

During the three months ended April 30, 2025, the Company settled the vested EARs and cash settled awards, paying $75.2 million. As of July 31, 2025, the outstanding cash awards remaining to be settled were not significant.

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

As of July 31, 2025, there were no outstanding awards under the SailPoint Parent, LP Incentive Equity Plan.

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

During the six months ended July 31, 2025, the Company granted 17,555,235 RSUs that vest ratably predominantly over two to four years based on continued service to the Company.

Equity-based Compensation Expense

A summary of the Company’s equity-based compensation expense by award type is presented below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Incentive equity units	$—	$8,337	$62,358	$16,311
Equity appreciation rights	—	1,353	13,307	2,519
Restricted stock awards	2,884	—	7,836	—
Restricted stock units	46,035	—	84,552	—
Cash-settled awards	65	14,700	41,636	31,417
Total equity-based compensation expense	$48,984	$24,390	$209,689	$50,247

A summary of the Company’s equity-based compensation expense as recognized in the condensed consolidated statements of operations is presented below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Cost of revenue - subscription	$1,931	$1,626	$13,195	$3,328
Cost of revenue - services and other	681	1,589	11,009	3,225
Research and development	7,512	6,030	35,351	12,887
Sales and marketing	18,203	8,934	71,706	18,135
General and administrative	20,091	6,211	77,616	12,672
Total equity-based compensation expense, net of amounts capitalized	$48,418	$24,390	$208,877	$50,247
Capitalized equity-based compensation	566	—	812	—
Total equity-based compensation expense	$48,984	$24,390	$209,689	$50,247

There are equity-based compensation awards that could potentially dilute basic earnings per share and per unit ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive. The following table summarizes the Company’s anti-dilutive securities (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Unvested shares - RSAs (1)	769	5,088	769	5,088
Unvested shares - RSUs	17,303	—	17,303	—
Total	18,072	5,088	18,072	5,088
(1) As of July 31, 2024, amount includes prior-year incentive units that would be subject to conversion to RSAs.
11. Balance Sheet Related Items
Property and Equipment
The cost and accumulated depreciation of property and equipment are as follows (in thousands):

	July 31, 2025	January 31, 2025
Computer equipment	$14,731	$12,845
Capitalized software development costs	13,762	8,219
Furniture and fixtures	3,769	3,629
Leasehold improvements	13,658	12,759
Other	1,289	1,229
Total property and equipment	47,209	38,681
Less: accumulated depreciation and amortization	(20,062)	(15,802)
Total property and equipment, net	$27,147	$22,879
Depreciation and amortization expense was $2.3 million and $1.6 million for the three months ended July 31, 2025 and 2024, respectively, which includes amortization of software development costs of $0.4 million for the three months ended July 31, 2025. There was no amortization of software development costs for the three months ended July 31, 2024.
Depreciation and amortization expense was $4.4 million and $3.2 million for the six months ended July 31, 2025 and 2024, respectively, which includes amortization of software development costs of $0.7 million for the six months ended July 31, 2025. There was no amortization of software development costs for the six months ended July 31, 2024.
Prepayments and Other Current Assets and Other Non-Current Assets
Prepayments and other current assets consisted of the following (in thousands):

	July 31, 2025	January 31, 2025
Prepaid expenses	$37,917	$23,966
Restricted cash	6,264	3,097
Income tax receivables	3,568	2,348
Deferred offering costs	—	9,710
Other	7,770	6,749
Total prepayments and other current assets	$55,519	$45,870
Amortization expense related to capitalized implementation costs was $0.4 million and $0.2 million for the three months ended July 31, 2025 and 2024, respectively.
Amortization expense related to capitalized implementation costs was $0.7 million and $0.4 million for the six months ended July 31, 2025 and 2024, respectively.
Other non-current assets consisted of the following (in thousands):

	July 31, 2025	January 31, 2025
Prepaid expenses	$4,263	$4,691
Deferred tax assets, non-current	8,092	8,199
Right-of-use assets, net	19,328	21,627
Other	2,801	1,689
Total other non-current assets	$34,484	$36,206

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	July 31, 2025	January 31, 2025
Commissions	$17,111	$31,365
Bonus	17,090	31,647
Operating lease liabilities - current	5,033	4,586
Payroll and related benefits	10,609	10,250
Cash-settled awards	78	6,416
Interest payable	44	29,829
Income taxes payable	1,436	333
Thoma Bravo advisory fees	—	8,750
Other	32,368	34,959
Total accrued expenses and other liabilities	$83,769	$158,135
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	July 31, 2025	January 31, 2025
Long-term operating lease liabilities	$15,400	$17,832
EARs	—	14,296
Total other long-term liabilities	$15,400	$32,128
12. Income Taxes

The provision for income taxes consists of U.S. and state income taxes and income taxes in foreign jurisdictions in which the Company conducts business.

The effective tax rate for the three months ended July 31, 2025 and 2024 was 74.8% and 23.0%, respectively. The effective tax rate for the six months ended July 31, 2025 and 2024 was 19.6% and 22.3%, respectively. A net discrete tax benefit of $21.2 million for a change in valuation allowance was recognized in the three and six months ended July 31, 2025 for interest expense and Texas R&D credits carryforwards resulting from changes in tax law.

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

The following is a summary of consolidated revenues within geographic areas determined by the billing address of the customer for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
United States	$170,356	$133,926	$321,533	$261,324
EMEA	58,618	37,419	106,575	73,450
Rest of the World	35,385	27,230	66,719	51,457
Total revenue	$264,359	$198,575	$494,827	$386,231
No single country other than the United States represented more than 10% of the Company's revenue or total long-lived assets.
Substantially all of the Company’s long-lived assets were held in the United States as of July 31, 2025 and January 31, 2025.
14. Employee Benefit Plans
The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a percentage of their annual compensation as defined in the 401(k) Plan. The Company matches portions of employees’ voluntary contributions. Additional employer contributions may also be made at the Company’s discretion. The Company recorded expense of $2.0 million and $1.6 million for the three months ended July 31, 2025 and 2024, respectively, for matching contributions to the 401(k) Plan. The Company recorded expense of $4.3 million and $3.3 million for the six months ended July 31, 2025 and 2024, respectively, for matching contributions to the 401(k) Plan.
15. Subsequent Events
On August 21, 2025, the Company entered into a definitive agreement to acquire certain assets of Security Savvy, Ltd., an identity visibility and intelligence company. The transaction is expected to close later this year, subject to customary closing conditions.

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
On February 19, 2025, we repaid $690.0 million of our Term Loans using a portion of our proceeds from the IPO. On March 3, 2025, we repaid the remaining balance of $350.0 million of the Term Loans. We recorded a $15.3 million loss from extinguishment of debt related to debt issuance costs upon the full repayment of our Term Loans.
During February 2025, we issued 16,483,859 RSUs primarily in connection with our IPO under the new SailPoint, Inc. Omnibus Incentive Plan to certain of our employees, including our executive officers, and directors of the Board. These RSUs will vest predominately over two to four years based on continued service.
On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act, (the "Act"), was signed into law. The Act makes certain provisions of the 2017 Tax Cuts and Jobs Act permanent while also restoring immediate expensing of domestic research and development costs and modifying the interest expense limitation. In addition, Texas enacted legislation replacing its existing R&D franchise tax credit with a new R&D franchise tax credit regime during the current period. US GAAP requires the effects of changes in tax laws on deferred tax balances to be recognized in the period in which the legislation is enacted. As a result of these tax law changes, the Company recorded $21.2 million net discrete tax benefit for the change in valuation allowance in connection with its interest expense and Texas R&D credit carryforwards.

Our Business Model

Our customers include many of the world’s largest and most complex organizations, including large enterprises across all major verticals and governments. The approximate number of customers at each annual recurring revenue ("ARR") level are as follows:

	July 31, 2025	July 31, 2024
Customers	3,105	2,855
Customers less than $250,000 in ARR	2,015	1,995
Customers greater than $250,000 in ARR	1,090	860
Customers greater than $1,000,000 in ARR	185	125

The number of customers with $250,000 or more of ARR as of July 31, 2025 increased 27% on a year-over-year basis, and the number of customers with over $1,000,000 of ARR as of July 31, 2025 increased 48% on a year-over-year basis.

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

Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Add New Customers within Existing Markets. Countless organizations still use a combination of legacy solutions and home-grown tools. Furthermore, we estimate that over 60% of organizations in our target market still have a fragmented identity experience or use a mostly manual process based on our internal research. As a result, we believe that there is a significant opportunity for us to accelerate the growth of our customer base by enhancing our marketing efforts, increasing our sales capacity and productivity, and expanding and further leveraging our use of channel partners, including managed service providers. Our ability to attract new customers depends on a number of factors, including the effectiveness and pricing of our solutions, our ability to drive awareness of them, and the offerings of our competitors.

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

Deepen our Penetration in International Markets. We expect to continue to invest in our sales and marketing efforts and channel partner network to expand our reach and deepen our presence in existing geographies and to expand into new geographies. We believe that our global market opportunity is large and growing in response to the evolving IT and threat landscapes. We generated 64% and 65% of our revenue from the United States for the three and six months ended July 31, 2025, respectively. We generated 22% of our revenue from EMEA and 13% from the rest of the world, billed primarily in U.S. dollars, for both the three and six months ended July 31, 2025.

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

ARR does not have a standardized meaning and is not necessarily comparable to similarly titled measures presented by other companies. Our ARR has grown in each of the past three years, reflecting growth in new customers as well as expanded sales to existing customers. The following table presents our ARR as of the dates noted below (dollars in millions):

	July 31, 2025	July 31, 2024
ARR	$982.0	$766.7

SaaS Annual Recurring Revenue

In recent years, we have transitioned our business to a SaaS-first subscription model. As a result of those efforts, the share of SaaS ARR to total ARR has increased to 63% as of July 31, 2025 from 59% as of July 31, 2024. We believe the share of ARR generated by our SaaS solution will continue to increase over time.

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

SaaS ARR should be viewed independently of subscription revenue as SaaS ARR is an operating metric and is not intended to be combined with or replace subscription revenue. SaaS ARR is not a forecast of future subscription revenue, which can be impacted by ASC 606 allocations and renewal rates and does not consider other sources of revenue that are not recurring in nature. The following table presents our SaaS ARR as of the dates noted below (dollars in millions):

	July 31, 2025	July 31, 2024
SaaS ARR	$622.7	$455.0

Dollar-Based Net Retention Rate

Our dollar-based net retention rate has remained consistent at 114% as of both July 31, 2025 and July 31, 2024. We continue to focus on growing our product portfolio as well as expanding customer relationships over time through cross-selling and up-selling.

We define dollar-based net retention rate as the comparison of our ARR from our subscription customers against the same metric for those subscription customers from the prior year. For the purposes of calculating our dollar-based net retention rate, we define a subscription customer as a separate legal entity that has entered into a distinct subscription agreement. Our dollar-based net retention rate reflects customer expansion, contraction, and churn. We calculate our dollar-based net retention rate as of period end by starting with the ARR from all subscription customers as of 12 months prior to such period end, or prior period ARR. We then calculate the ARR from these same subscription customers as of the current period end, or current period ARR. We then divide the current period ARR by the prior period ARR to arrive at our dollar-based net retention rate. The dollar-based net retention rate at the end of any period is the weighted average of the dollar-based net retention rates as of the end of each of the trailing four quarters. The following table presents our dollar-based net retention rate as of the dates noted below:

	July 31, 2025	July 31, 2024
Dollar-based net retention rate	114%	114%

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

	Three Months Ended July 31,				Six Months Ended July 31,
	2025		2024		2025		2024
Revenue
Subscription	$247,937	94%	$181,811	92%	$463,260	94%	$351,903	91%
Perpetual licenses	430	—	22	—	435	—	91	—
Services and other	15,992	6	16,742	8	31,132	6	34,237	9
Total revenue	264,359	100	198,575	100	494,827	100	386,231	100
Cost of revenue
Subscription (3) (4)	70,443	27	58,488	29	145,934	29	113,608	29
Perpetual licenses (4)	—	—	46	—	3	—	106	—
Services and other (3)	16,110	6	16,728	8	43,429	9	33,714	9
Total cost of revenue	86,553	33	75,262	38	189,366	38	147,428	38
Gross profit	177,806	67	123,313	62	305,461	62	238,803	62
Operating expenses
Research and development (3) (4)	48,111	18	43,108	22	115,381	23	85,025	22
Sales and marketing (3) (4)	131,289	50	119,565	60	295,819	60	234,452	61
General and administrative (3)	39,204	15	26,470	13	120,024	24	53,349	14
Total operating expenses	218,604	83	189,143	95	531,224	107	372,826	97
Loss from operations	(40,798)	(15)	(65,830)	(33)	(225,763)	(46)	(134,023)	(35)
Other income (expense), net
Interest income	2,336	1	1,078	1	5,562	1	3,053	1
Interest expense	(1,693)	(1)	(47,317)	(24)	(24,082)	(5)	(93,556)	(24)
Other income (expense), net	(1,710)	(1)	(1,148)	(1)	(1,901)	—	(2,338)	(1)
Total other income (expense), net	(1,067)	—	(47,387)	(24)	(20,421)	(4)	(92,841)	(24)
Loss before income taxes	(41,865)	(16)	(113,217)	(57)	(246,184)	(50)	(226,864)	(59)
Income tax benefit (expense)	31,313	12	26,087	13	48,320	10	50,558	13
Net loss	$(10,552)	(4)%	$(87,130)	(44)%	$(197,864)	(40)%	$(176,306)	(46)%
Class A yield	$—		$(158,710)		$(23,786)		$(310,346)
Net loss attributable to common stockholders and Class B unitholders	$(10,552)		$(245,840)		$(221,650)		$(486,652)
Net loss per share attributable to common stockholders and Class B unitholders, basic and diluted (2)	$(0.02)		$(2.97)		$(0.42)		$(5.89)
Weighted average shares and Class B Units outstanding, basic and diluted (2)	555,757		82,703		528,355		82,564
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

(3) Includes equity-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(In thousands)
Cost of revenue
Subscription	$1,931	$1,626	$13,195	$3,328
Services and other	681	1,589	11,009	3,225
Operating expenses
Research and development	7,512	6,030	35,351	12,887
Sales and marketing	18,203	8,934	71,706	18,135
General and administrative	20,091	6,211	77,616	12,672
Total equity-based compensation expense, net of amounts capitalized	$48,418	$24,390	$208,877	$50,247

(4) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(In thousands)
Cost of revenue
Subscription	$26,322	$25,844	$52,380	$51,602
Perpetual licenses	—	46	2	106
Operating expenses
Research and development	95	95	190	190
Sales and marketing	23,797	38,494	47,553	76,988
Total amortization expense	$50,214	$64,479	$100,125	$128,886
Comparison of the Three Months Ended July 31, 2025 and 2024
Revenue

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Revenue
Subscription
SaaS	$144,758	$105,716	$39,042	37%
Maintenance and support	38,471	38,909	(438)	(1)%
Term subscriptions	58,120	32,630	25,490	78%
Other subscription services	6,588	4,556	2,032	45%
Total subscription	247,937	181,811	66,126	36%
Perpetual licenses	430	22	408	**
Services and other	15,992	16,742	(750)	(4)%
Total revenue	$264,359	$198,575	$65,784	33%
** Percentage not deemed meaningful
Subscription Revenue. Subscription revenue increased by $66.1 million, or 36%, for the three months ended July 31, 2025 compared to the three months ended July 31, 2024 primarily due to an increase in SaaS revenue and term subscription revenue from our focus on selling subscriptions to new and existing customers.
Perpetual License Revenue. License revenue increased by $0.4 million for the three months ended July 31, 2025 compared to the three months ended July 31, 2024. The increase was not considered significant and we continue to emphasize on transitioning our sales effort from perpetual license solutions to subscriptions. We expect our license revenue as a percentage of total revenue to continue to decrease over time.
Services and Other Revenue. Services and other revenue decreased by $0.8 million, or 4% for the three months ended July 31, 2025 compared to the three months ended July 31, 2024. This decrease is primarily a result of a shift toward selling a higher proportion of professional services and training on a subscription basis.

Cost of Revenue

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Cost of revenue
Subscription	$70,443	$58,488	$11,955	20%
Perpetual licenses	—	46	(46)	(100)%
Services and other	16,110	16,728	(618)	(4)%
Total cost of revenue	$86,553	$75,262	$11,291	15%
Cost of Subscription Revenue. Cost of subscription revenue increased $12.0 million, or 20%, for the three months ended July 31, 2025 compared to the three months ended July 31, 2024 primarily due to an increase in employee-related costs of $4.3 million due to higher headcount and increased investments in existing employees, an increase of $0.3 million related to equity-based awards, an increase in software and hosting costs of $5.4 million from the increase in sales of SaaS subscriptions, an increase in third-party royalties of $0.4 million, an increase in partner costs of $0.6 million, an increase in amortization of intangibles of $0.5 million and an increase in amortization of capitalized software of $0.4 million.
Cost of Perpetual Licenses. Cost of perpetual licenses were not significant during either the three months ended July 31, 2025 or the three months ended July 31, 2024. Such cost decreased for the three months ended July 31, 2025 compared to the three months ended July 31, 2024 primarily due to our shift in focus on selling subscriptions to new and existing customers.
Cost of Services and Other. Cost of services and other decreased by $0.6 million, or 4%, for the three months ended July 31, 2025 compared to the three months ended July 31, 2024, remaining materially consistent with the prior period.

Gross Profit and Gross Margin

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Gross profit
Subscription	$177,494	$123,323	$54,171	44%
Perpetual licenses	430	(24)	454	**
Services and other	(118)	14	(132)	**
Total gross profit	$177,806	$123,313	$54,493	44%

	Three Months Ended July 31,
	2025	2024
Gross profit margin
Subscription	72%	68%
Perpetual licenses	100%	(109)%
Services and other	(1)%	—%
Total gross profit margin	67%	62%
** Percentage not deemed meaningful
Subscription. Subscription gross profit increased by $54.2 million, or 44%, during the three months ended July 31, 2025 compared to the three months ended July 31, 2024. The increase was primarily due to the growth in subscriptions. Subscription gross profit margin was 72% for the three months ended July 31, 2025 and 68% for the three months ended July 31, 2024. The change was primarily due to the increased SaaS revenue and term subscription revenue from our focus on selling subscriptions to new and existing customers.
Perpetual Licenses. License gross profit increased during the three months ended July 31, 2025 compared to the three months ended July 31, 2024. The increase was not significant and we continue to emphasize transitioning our sales effort from perpetual license solutions to subscriptions. We expect our license gross profit to continue not to be significant.
Services and Other. Services and other gross profit decreased by $0.1 million during the three months ended July 31, 2025 compared to the three months ended July 31, 2024. The decrease in gross profit is primarily due to lower revenue from professional services and training as a result of the shift toward selling these services on a subscription basis. Services and other gross profit margin remained consistent with the prior period and is primarily due to lower revenue from professional services and training as a result of the shift toward selling these services on a subscription basis.
Total gross profit increased by $54.5 million, or 44%, during the three months ended July 31, 2025 compared to the three months ended July 31, 2024. The increase is primarily due to the growth in total revenue. Total gross profit margin was 67% for the three months ended July 31, 2025 and 62% for the three months ended July 31, 2024. The increase is primarily due to the growth in total revenue.

Operating Expenses

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Operating expenses
Research and development	$48,111	$43,108	$5,003	12%
Sales and marketing	131,289	119,565	11,724	10%
General and administrative	39,204	26,470	12,734	48%
Total operating expenses	$218,604	$189,143	$29,461	16%
Research and Development Expenses. Research and development expenses increased by $5.0 million, or 12%, for the three months ended July 31, 2025 compared to the three months ended July 31, 2024. This increase was primarily driven by a $1.5 million increase in equity-based compensation from the issuance of equity-based awards upon the closing of the IPO, a $2.3 million increase in software and hosting costs and a $0.8 million increase in employee-based costs due to continued investment in talent related to the development of our products.
Sales and Marketing Expenses. Sales and marketing expenses increased by $11.7 million, or 10%, for the three months ended July 31, 2025 compared to the three months ended July 31, 2024. This increase was primarily driven by a $9.3 million increase in equity-based compensation from the issuance of equity-based awards upon the closing of the IPO, a $12.7 million increase in employee-based costs to support increased penetration into our existing customer base and expansion into new industry verticals and geographic markets, a $1.6 million increase for the fair value remeasurement of the contingent consideration related to the Imprivata acquisition, a $1.1 million increase in professional services fees, a $0.7 million increase in software and hosting costs, a $0.5 million increase in advertising and promotion costs and a $0.5 million increase in travel expenses. This increase was partially offset by a $14.7 million decrease in intangible amortization attributable to certain intangible assets reaching full amortization.
General and Administrative Expenses. General and administrative expenses increased by $12.7 million, or 48%, for the three months ended July 31, 2025 compared to the three months ended July 31, 2024. This increase was primarily driven by a $13.9 million increase in equity-based compensation from the issuance of equity-based awards upon the closing of the IPO, a $1.2 million increase in employee-related costs due to higher headcount and increased investments in personnel, a $0.5 million increase in provision for credit losses, a $0.4 million increase in travel expenses and a $0.3 million increase in software and hosting costs. This increase was partially offset by a $3.8 million decrease in professional service fees as the prior year included fees to Thoma Bravo under its advisory services agreement, which was terminated upon the closing of our IPO.
Other Income (Expense), Net

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Other income (expense), net
Interest income	$2,336	$1,078	$1,258	117%
Interest expense	(1,693)	(47,317)	45,624	(96)%
Other income (expense), net	(1,710)	(1,148)	(562)	49%
Total other income (expense), net	$(1,067)	$(47,387)	$46,320	(98)%
Other expense decreased by $46.3 million, or 98%, for the three months ended July 31, 2025 compared to the three months ended July 31, 2024. This decrease was primarily due to a $45.6 million net decrease in interest expense due to the full repayment of our Term Loans and a $1.3 million increase in interest income due to an increase in our cash and cash equivalents, partially offset by a $1.4 million increase for the extinguishment of debt related to the remaining balance of deferred financing costs related to the 2022 Revolving Credit Facility and a $0.6 million increase in other expense related to foreign currency exchange loss.
Income Tax (Expense) Benefit

	Three Months Ended July 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Income tax benefit (expense)	$31,313	$26,087	$5,226	20%

The Company recorded an income tax benefit of $31.3 million for the three months ended July 31, 2025 compared to an income tax benefit of $26.1 million for the three months ended July 31, 2024, leading to a net benefit increase of $5.2 million, or 20%, year-over-year. The increase is primarily due to recording tax benefit for the change in valuation allowance in the current period for changes in tax law.

For further information, refer to Note 12 “Income Taxes” in our notes to our condensed consolidated financial statements included in this Quarterly Report.
Comparison of the Six Months Ended July 31, 2025 and 2024
Revenue

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Revenue
Subscription
SaaS	$276,573	$202,783	$73,790	36%
Maintenance and support	75,860	77,178	(1,318)	(2)%
Term subscriptions	98,160	63,315	34,845	55%
Other subscription services	12,667	8,627	4,040	47%
Total subscription	463,260	351,903	111,357	32%
Perpetual licenses	435	91	344	**
Services and other	31,132	34,237	(3,105)	(9)%
Total revenue	$494,827	$386,231	$108,596	28%
** Percentage not deemed meaningful
Subscription Revenue. Subscription revenue increased by $111.4 million, or 32%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024 primarily due to an increase in SaaS revenue and term subscription revenue from our focus on selling subscriptions to new and existing customers.
Perpetual License Revenue. License revenue increased by $0.3 million for the six months ended July 31, 2025 compared to the six months ended July 31, 2024. The increase was not significant and we continue to emphasize on transitioning our sales effort from perpetual license solutions to subscriptions. We expect our license revenue as a percentage of total revenue to continue to decrease over time.
Services and Other Revenue. Services and other revenue decreased by $3.1 million, or 9%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024. This decrease is primarily a result of a shift toward selling a higher proportion of professional services and training on a subscription basis.

Cost of Revenue

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Cost of revenue
Subscription	$145,934	$113,608	$32,326	28%
Perpetual licenses	3	106	(103)	(97)%
Services and other	43,429	33,714	9,715	29%
Total cost of revenue	$189,366	$147,428	$41,938	28%
Cost of Subscription Revenue. Cost of subscription revenue increased $32.3 million, or 28%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024 primarily due to an increase in employee-related costs of $9.4 million due to higher headcount and increased investments in personnel, an increase of $9.9 million related to acceleration of equity-based awards from the completion of our IPO and the issuance of new equity-based awards, an increase in software and hosting costs of $9.4 million from the increase in sales of SaaS subscriptions, an increase in partner costs of $1.2 million, an increase in third-party royalties of $0.8 million, an increase in amortization of intangibles of $0.8 million and an increase in amortization of capitalized software of $0.7 million.
Cost of Perpetual Licenses. Cost of perpetual licenses were not significant during either the six months ended July 31, 2025 or the six months ended July 31, 2024. Such cost decreased for the six months ended July 31, 2025 compared to the six months ended July 31, 2024 primarily due to our shift in focus on selling subscriptions to new and existing customers.
Cost of Services and Other. Cost of services and other increased by $9.7 million, or 29%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024, primarily due to the acceleration of equity-based awards from the completion of our IPO and the issuance of new equity-based awards.
Gross Profit and Gross Margin

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Gross profit
Subscription	$317,326	$238,295	$79,031	33%
Perpetual licenses	432	(15)	447	**
Services and other	(12,297)	523	(12,820)	**
Total gross profit	$305,461	$238,803	$66,658	28%

	Six Months Ended July 31,
	2025	2024
Gross profit margin
Subscription	68%	68%
Perpetual licenses	99%	(16)%
Services and other	(39)%	2%
Total gross profit margin	62%	62%
** Percentage not deemed meaningful
Subscription. Subscription gross profit increased by $79.0 million, or 33%, during the six months ended July 31, 2025 compared to the six months ended July 31, 2024. The increase was primarily due to the growth in subscriptions. Subscription gross profit margin was 68% for both the six months ended July 31, 2025 and July 31, 2024. Subscription gross profit remained materially consistent with the prior period.

Perpetual Licenses. License gross profit increased during the six months ended July 31, 2025 compared to the six months ended July 31, 2024. The increase was not significant and we continue to emphasize on transitioning our sales effort from perpetual license solutions to subscriptions. We expect our license gross profit to continue not to be significant.
Services and Other. Services and other gross profit decreased by $12.8 million during the six months ended July 31, 2025 compared to the six months ended July 31, 2024. The decrease in gross profit is primarily due to an increase in employee-related costs and the acceleration of equity-based awards from the completion of our IPO and the issuance of new equity-based awards and lower revenue from professional services and training as a result of the shift toward selling these services on a subscription basis. Services and other gross profit margin was (39)% for the six months ended July 31, 2025 and 2% for the six months ended July 31, 2024. The change was primarily due to employee-related costs related to acceleration of equity-based awards from the completion of our IPO and the issuance of new awards and the decrease in services and other revenue.
Total gross profit increased by $66.7 million, or 28%, during the six months ended July 31, 2025 compared to the six months ended July 31, 2024. The increase is primarily due to the growth in total revenue. Total gross profit margin was 62% for both the six months ended July 31, 2025 and July 31, 2024. Total gross profit margin remained materially consistent with the prior period.
Operating Expenses

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Operating expenses
Research and development	$115,381	$85,025	$30,356	36%
Sales and marketing	295,819	234,452	61,367	26%
General and administrative	120,024	53,349	66,675	125%
Total operating expenses	$531,224	$372,826	$158,398	42%
Research and Development Expenses. Research and development expenses increased by $30.4 million, or 36%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024. This increase was primarily driven by a $22.5 million increase in equity-based compensation due to the acceleration of awards from the completion of our IPO and the issuance of new equity-based awards, a $3.8 million increase in employee-based costs due to continued investment in talent related to the development of our products and a $3..4 million increase in software and hosting costs.
Sales and Marketing Expenses. Sales and marketing expenses increased by $61.4 million, or 26%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024. This increase was primarily driven by a $53.6 million increase in equity-based compensation due to the acceleration of awards from the completion of our IPO and the issuance of new equity-based awards, a $27.7 million increase in employee-based costs to support increased penetration into our existing customer base and expansion into new industry verticals and geographic markets, a $3.7 million increase in advertising and promotion costs, a $1.6 million increase for the fair value remeasurement of the contingent consideration related to the Imprivata acquisition, a $1.4 million increase in travel expenses, a $1.3 million increase in professional services fees, and a $1.1 million increase in software and hosting costs. This increase was partially offset by a $29.4 million decrease in intangible amortization attributable to certain intangible assets reaching full amortization.
General and Administrative Expenses. General and administrative expenses increased by $66.7 million, or 125%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024. This increase was primarily driven by a $64.9 million increase in equity-based compensation due to the acceleration of awards from the completion of our IPO and the issuance of new equity-based awards, a $3.1 million increase in employee-related costs due to higher headcount and increased investments in existing employees, a $3.4 million increase in provision for credit losses, a $1.0 million increase in software and hosting costs, and a $0.4 million increase in travel expenses. This increase was partially offset by a $6.1 million decrease in professional service fees as the prior year included fees to Thoma Bravo under its advisory services agreement, which was terminated upon the closing of our IPO.

Other Income (Expense), Net

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Other income (expense), net
Interest income	$5,562	$3,053	$2,509	82%
Interest expense	(24,082)	(93,556)	69,474	(74)%
Other income (expense), net	(1,901)	(2,338)	437	(19)%
Total other income (expense), net	$(20,421)	$(92,841)	$72,420	(78)%
Other expense decreased by $72.4 million, or 78%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024. This decrease was primarily due to a $69.5 million net decrease in interest expense due to the full repayment of our Term Loans and termination of our 2022 Revolving Credit Facility, which includes $16.7 million for the extinguishment of debt related to the remaining balance of the deferred financing costs of our Term Loans and debt issuance costs for our 2022 Revolving Credit Facility, and a $2.5 million increase in interest income due to an increase in our cash and cash equivalents, and a $0.4 million decrease in other expense related to foreign currency exchange loss.
Income Tax (Expense) Benefit

	Six Months Ended July 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Income tax benefit (expense)	$48,320	$50,558	$(2,238)	(4)%

The Company recorded an income tax benefit of $48.3 million for the six months ended July 31, 2025 compared to an income tax benefit of $50.6 million for the six months ended July 31, 2024, leading to a net benefit decrease of $2.2 million, or (4)%, year-over-year. The decrease is primarily due to certain non-deductible equity-based compensation and non-deductible executive officer compensation that is partially offset by the decrease in valuation allowance in the current period.

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

We believe excluding items that do not reflect our ongoing, core operating or business performance, such as equity-based compensation, payroll taxes related to awards that were accelerated upon the closing of our IPO, payroll taxes related to RSUs, amortization of acquired intangible assets, and acquisition-related expenses (including fair value adjustments to acquisition-contingent consideration), enables management and investors to compare our underlying business performance from period-to-period. Accordingly, we believe these adjustments facilitate a useful evaluation of our current operating performance and comparison to our past operating performance and provide investors with additional means to evaluate cost and expense trends. In addition, we also believe these adjustments enhance comparability of our financial performance against those of other technology companies.

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

The following table reflects the reconciliation of adjusted gross profit to gross profit and adjusted gross profit margin to gross profit margin:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(In thousands, except percentages)
GAAP gross profit	$177,806	$123,313	$305,461	$238,803
GAAP gross profit margin	67%	62%	62%	62%
Equity-based compensation expense	2,612	3,215	24,204	6,553
Payroll taxes for IPO-accelerated awards and RSUs	—	—	634	—
Amortization of acquired intangible assets	26,322	25,890	52,382	51,708
Adjusted gross profit	$206,740	$152,418	$382,681	$297,064
Adjusted gross profit margin	78%	77%	77%	77%

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

The following table reflects the reconciliation of adjusted subscription gross profit to subscription gross profit and adjusted subscription gross profit margin to subscription gross profit margin:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(In thousands, except percentages)
GAAP subscription gross profit	$177,494	$123,323	$317,326	$238,295
GAAP subscription gross profit margin	72%	68%	68%	68%
Equity-based compensation expense	1,931	1,626	13,195	3,328
Payroll taxes for IPO-accelerated awards and RSUs	—	—	332	—
Amortization of acquired intangible assets	26,322	25,844	52,380	51,602
Adjusted subscription gross profit	$205,747	$150,793	$383,233	$293,225
Adjusted subscription gross profit margin	83%	83%	83%	83%

Our adjusted subscription gross profit margin (adjusted subscription gross profit as a percentage of subscription revenue) has remained generally consistent in recent periods and reflects the high value-added nature of our offerings.

Adjusted Income from Operations and Adjusted Operating Margin

We define adjusted income from operations as income (loss) from operations excluding equity-based compensation expense, payroll taxes related to awards that were accelerated upon the closing of our IPO and payroll taxes related to RSUs, all of which were issued after the closing of the IPO, amortization of acquired intangible assets which includes impairment charges, benefit from amortization related to acquired contract acquisition costs, acquisition-related expenses (including fair value adjustments to acquisition-contingent consideration), Thoma Bravo monitoring fees (which were annual service-fees as described in Note 8 “Related Party Transactions” in the notes to our condensed consolidated financial statements), and restructuring expenses. The Thoma Bravo monitoring fees were incurred pursuant to a services agreement, and we do not expect to receive similar services in the future or enter into a similar arrangement again in the future.

The following table reflects the reconciliation of adjusted income (loss) from operations to operating income (loss):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(In thousands, except percentages)
GAAP income (loss) from operations	$(40,798)	$(65,830)	$(225,763)	$(134,023)
GAAP income (loss) from operations margin	(15)%	(33)%	(46)%	(35)%
Equity-based compensation expense	48,418	24,390	208,877	50,247
Payroll taxes for IPO-accelerated awards and RSUs	—	—	3,399	—
Amortization of acquired intangible assets	50,214	64,479	100,125	128,886
Amortization of acquired contract acquisition costs (1)	(5,444)	(6,559)	(11,208)	(13,304)
Acquisition-related expenses and Thoma Bravo monitoring fees	1,609	4,714	2,192	8,580
Adjusted income (loss) from operations	$53,999	$21,194	$77,622	$40,386
Adjusted operating margin	20%	11%	16%	10%

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

Our adjusted income from operations and adjusted operating margin increased for the three and six months ended July 31, 2025 compared to July 31, 2024, respectively, primarily due to the growth in our overall business and increased operating leverage.

Free cash flow

We define free cash flow as net cash provided by (used in) operating activities, less cash used for purchases of property and equipment, and capitalized software development costs. We use free cash flow as a measure of financial progress in our business, as it balances operating results, cash management, and capital efficiency. We believe information regarding free cash flow provides investors and others with an important perspective on the cash available to make strategic acquisitions and investments, to fund ongoing operations, and to fund other capital expenditures. Free cash flow can be volatile and is sensitive to many factors, including changes in working capital and timing of capital expenditures. Working capital at any specific point in time is subject to many variables including the discretionary timing of expense payments and fluctuations in foreign exchange rates.
The following table summarizes our free cash flow for the periods presented:

	Six Months Ended July 31,
	2025	2024
	(in thousands)
GAAP net cash provided by (used in) operating activities	$(46,862)	$(108,183)
Less: Purchase of property and equipment	(3,153)	(1,476)
Less: Capitalized software development costs	(4,731)	(5,345)
Free cash flow	$(54,746)	$(115,004)

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
As of July 31, 2025, our principal source of liquidity was cash and cash equivalents totaling $271.1 million and our 2025 Revolving Credit Facility as described further below. We have restricted cash of $6.3 million as of July 31, 2025 primarily related to unconditional standby letters of credit for our corporate headquarters and for our corporate credit card program.

We believe our existing cash and cash equivalents and amounts available under our 2025 Revolving Credit Facility will be sufficient to meet our liquidity, capital expenditures, and anticipated working capital requirements to fund our operations for at least the next 12 months.

Our future capital requirements will depend on many factors, including but not limited to our revenue growth rate, timing of cash receipt and payments, and the timing and extent of spending to support strategic initiatives. We may also enter into arrangements to acquire or invest in complementary businesses, services, and technologies.
To the extent existing cash and cash equivalents are not sufficient to fund future activities, we may borrow under our 2025 Revolving Credit Facility or seek to raise additional funds through equity, equity-linked or debt financings. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity financing, incur indebtedness or use cash resources. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
2025 Credit Agreement
On June 25, 2025, we entered into the 2025 Credit Agreement, which provides for a five-year $250.0 million secured revolving credit facility, including a letter of credit sub-facility of up to $10.0 million. The 2025 Revolving Credit Facility matures on June 25, 2030. Borrowings under the 2025 Revolving Credit Facility may be used to provide ongoing working capital as well as for other general corporate purposes of the Company. We incurred deferred financing costs of $2.7 million related to the issuance of the 2025 Credit Agreement, which are included in other non-current assets on the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense over the life of the 2025 Credit Agreement on a straight-line basis. Amortization of debt issuance costs related to the 2025 Credit Agreement was $0.1 million for both the three and six months ended July 31, 2025. The Company had no outstanding 2025 Revolving Credit Facility balance and were in compliance with all applicable covenants as of July 31, 2025. See Note 7 “Credit Agreement and Debt” in the notes to our condensed consolidated financial statements included in this Quarterly Report for more information regarding the terms and conditions of the 2025 Credit Agreement.
2022 Credit Agreement

On August 16, 2022, we entered into the 2022 Credit Agreement. The 2022 Credit Agreement provides for (i) a six-year $125.0 million senior secured Revolving Credit Facility, including a letter of credit subfacility of up to $5.0 million and (ii) the Term Loans. After the closing of the IPO, we fully repaid our Term Loans and recorded an extinguishment of debt related to the remaining balance of the associated deferred financing costs of $15.3 million. On June 25, 2025, the 2022 Credit Agreement was terminated upon the closing of the 2025 Credit Agreement. The remaining unamortized deferred financing costs for the 2022 Revolving Credit Facility of $1.4 million was recorded as a loss from extinguishment of debt. The extinguishment of debt associated for the Term Loans and for the 2022 Revolving Credit Facility is recorded within interest expense on the condensed consolidated statements of operations.
Summary of Cash Flows
As of July 31, 2025, we had $271.1 million of cash and cash equivalents (of which $16.4 million was held in our foreign subsidiaries), $250.0 million of availability under the 2025 Credit Agreement, and $539.3 million in net working capital, which we define as current assets less current liabilities, excluding deferred revenue. As of January 31, 2025, we had $121.3 million of cash and cash equivalents (of which $11.6 million was held in our foreign subsidiaries), $125.0 million of availability under the 2022 Credit Agreement, and $350.7 million in net working capital. The increase in cash and cash equivalents and net working capital is due primarily to the proceeds received upon the closing of our IPO and increase in cash provided by operations.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(46,862)	$(108,183)
Net cash used in investing activities	(7,884)	(11,503)
Net cash provided by (used in) financing activities	207,672	(2,225)
Net change in cash, cash equivalents and restricted cash	$152,926	$(121,911)
Cash Flows from Operating Activities
During the six months ended July 31, 2025, cash used in operating activities was $46.9 million, which consisted of a net loss of $197.9 million, adjusted by non-cash charges of $240.2 million and a net decrease of $89.2 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization expense of $104.5 million, equity-based compensation of $154.1 million, amortization of contract acquisition costs of $17.5 million, amortization of debt discount and issuance costs, including the early write-off of issuance costs related to the repayment of the Term Loans and termination of the 2022 Revolving Credit Facility of $17.1 million, provision for credit losses of $4.3 million and fair value adjustments to contingent consideration of $1.6 million, partially offset by deferred taxes of $58.9 million. The net cash outflow from changes in operating assets and liabilities was primarily a result of an increase in deferred contract acquisition costs of $26.6 million due to an increase in our sales, an increase in contract assets of $13.7 million primarily due to growth in our revenue and the timing of invoices and payments, a decrease in accrued expenses and other liabilities of $74.9 million due to the timing of cash disbursements primarily related to bonuses and commissions, the settlement of vested EARs and cash settled awards, interest payments and fees paid to Thoma Bravo, and an increase in prepayments and other current assets of $21.2 million. The outflows were partially offset by a decrease in accounts receivable of $46.3 million due to the timing of receipts of payments from customers.
During the six months ended July 31, 2024, cash used in operating activities was $108.2 million, which consisted of a net loss of $176.3 million, adjusted by non-cash charges of $104.1 million and a net decrease of $36.0 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization expense of $132.1 million, equity-based compensation of $16.3 million, amortization of contract acquisition costs of $10.6 million, amortization of debt discount and issuance costs of $2.2 million and provision for credit losses of $0.7 million, partially offset by deferred taxes of $57.8 million. The net cash outflow from changes in operating assets and liabilities was primarily a result of a decrease in accrued expenses of $24.3 million due to the timing of cash disbursements, including commissions and bonuses, an increase in deferred contract acquisition costs of $26.2 million which has accelerated as subscription sales continue to grow, an increase in contract assets of $6.5 million, and an increase in prepayments and other assets, current and non current, of $6.8 million primarily for software maintenance and subscriptions. These were partially offset by a decrease in accounts receivable of $18.9 million due to the timing of receipts of payments from customers and an increase in deferred revenue of $9.4 million.
Cash Flows used in Investing Activities
During the six months ended July 31, 2025, cash used in investing activities was $7.9 million, consisting primarily of $4.7 million for capitalized software development costs and $3.2 million in purchases of property and equipment.
During the six months ended July 31, 2024, cash used in investing activities was $11.5 million, consisting primarily of $5.3 million for capitalized software development costs, $4.7 million in net cash paid to acquire Double Zero and $1.5 million in purchases of property and equipment.

Cash Flows from Financing Activities
During the six months ended July 31, 2025, cash provided by financing activities was $207.7 million primarily due to the proceeds from our IPO, net of underwriting discounts and commissions of $1,259.7 million, partially offset by the repayment of our Term Loans of $1,040.0 million, payments of deferred offering costs of $8.6 million and payments of debt issuance costs related to our 2025 Credit Agreement of $2.7 million.
During the six months ended July 31, 2024, cash used in financing activities was $2.2 million primarily due to the repurchase of Class A Units and Class B Units.
Material Cash Commitments

Except for the debt extinguishment discussed in Note 7 to our condensed consolidated financial statements, there were no significant changes outside the ordinary course of business to our material cash requirements disclosed in the fiscal 2025 Form 10-K.
We did not have any material off-balance sheet arrangements during the periods presented or as of July 31, 2025.
Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting estimates for the three months ended July 31, 2025 from those discussed in the fiscal 2025 Form 10-K, except as described below:

Incentive Unit Valuations

Upon the completion of our IPO, we ceased issuing incentive equity units and all outstanding and unvested incentive equity units were converted to RSAs.
Recent Accounting Pronouncements
Refer to Note 1 "Description of Business and Summary of Significant Accounting Policies" in the notes to our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. There have been no material changes in our market risk exposures for the six months ended July 31, 2025 as compared to those discussed in our fiscal 2025 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer (“PEO”) and principal financial officer (“PFO”), to allow timely decisions regarding disclosure. Our management, with the participation of our PEO and PFO, has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2025 and, based on such evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(d) and 15d-15(d) during the quarter ended July 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended July 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Other Material Terms	Date Terminated
Mark McClain, Chief Executive Officer and Director	June 27, 2025	Rule 10b5-1 Trading Arrangement	Up to 300,000 shares to be sold	September 15, 2026	N/A	N/A

Brian Carolan, Chief Financial Officer	June 24, 2025	Rule 10b5-1 Trading Arrangement	Up to 200,000 shares to be sold	June 16, 2026	N/A	N/A
Chris Schmitt, Executive Vice President, General Counsel, and Secretary	July 1, 2025	Rule 10b5-1 Trading Arrangement	Up to 180,000 shares to be sold	September 13, 2026	N/A	N/A
(1) Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (the “Rule”).
(2) Each trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales of shares subject to the arrangement, (b) the date listed in the “Duration” column, or (c) the occurrence of such other termination event as specified in the arrangement. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.
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

10.1
SailPoint, Inc. Executive Change in Control and Severance Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by the Company on June 12, 2025).

10.2
Credit Agreement, dated as of June 25, 2025, among SailPoint Technologies, Inc., SailPoint Technologies Intermediate Holdings, LLC, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent, lender and letter of credit issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 26, 2025).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SailPoint, Inc.

Date: September 10, 2025	By:	/s/ Brian Carolan
Brian Carolan Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: September 10, 2025		/s/ Mitra Rezvan
Mitra Rezvan Chief Accounting Officer (Principal Accounting Officer)