Form 10-Q
period 2025-10-31
SailPoint, Inc.
filed 2025-12-10
CIK 2030781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-42522
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

The registrant had 561,625,760 shares of common stock outstanding as of December 5, 2025.

SailPoint, Inc.
Quarterly Report on Form 10-Q

SAILPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share, per share and unit amounts)
(unaudited)

	October 31, 2025	January 31, 2025

Assets
Current assets
Cash and cash equivalents	$298,114	$121,293
Accounts receivable, net of allowance	215,628	254,050
Contract acquisition costs	41,510	32,834
Contract assets, net of allowance	66,930	58,335
Prepayments and other current assets	47,334	45,870
Total current assets	669,516	512,382
Property and equipment, net	30,099	22,879
Contract acquisition costs, non-current	103,538	94,270
Contract assets, non-current, net of allowance	58,376	33,788
Other non-current assets	33,101	36,206
Goodwill	5,151,668	5,151,668
Intangible assets, net	1,428,507	1,560,723
Total assets	$7,474,805	$7,411,916
Liabilities, redeemable convertible units, and stockholders' equity / partners' deficit
Current liabilities
Accounts payable	$4,234	$3,515
Accrued expenses and other liabilities	97,276	158,135
Deferred revenue	423,554	413,043
Total current liabilities	525,064	574,693
Deferred tax liabilities, non-current	68,821	136,528
Other long-term liabilities	14,059	32,128
Deferred revenue, non-current	37,271	36,399
Long-term debt, net	—	1,024,467
Total liabilities	645,215	1,804,215
Commitments and contingencies (Note 6)
Redeemable convertible units, no par value, unlimited units authorized, 499,052,847 units issued and outstanding as of January 31, 2025; aggregate liquidation preference of $8,100,352 as of January 31, 2025	—	11,196,141
Stockholders' equity / partners' deficit
Preferred stock, par value of $0.0001 per share, 50,000,000 shares authorized and no shares issued or outstanding as of October 31, 2025	—	—
Common stock, par value of $0.0001 per share; 1,750,000,000 shares authorized as of October 31, 2025; 561,604,167 shares issued and outstanding as of October 31, 2025	56	—
Additional paid in capital	7,044,118	—
Accumulated deficit	(214,584)	(5,588,440)
Total stockholders' equity / partners' deficit	6,829,590	(5,588,440)
Total liabilities, redeemable convertible units, and stockholders' equity / partners' deficit	$7,474,805	$7,411,916
See accompanying notes to condensed consolidated financial statements.

SAILPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and per unit amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue
Subscription	$266,160	$217,637	$729,420	$569,540
Perpetual licenses	41	269	476	360
Services and other	15,741	17,353	46,873	51,590
Total revenue	281,942	235,259	776,769	621,490
Cost of revenue
Subscription	76,773	60,566	222,707	174,174
Perpetual licenses	—	15	3	121
Services and other	18,121	17,375	61,550	51,089
Total cost of revenue	94,894	77,956	284,260	225,384
Gross profit	187,048	157,303	492,509	396,106
Operating expenses
Research and development	51,214	39,249	166,595	124,274
Sales and marketing	138,335	115,586	434,154	350,038
General and administrative	39,121	26,965	159,145	80,314
Total operating expenses	228,670	181,800	759,894	554,626
Loss from operations	(41,622)	(24,497)	(267,385)	(158,520)
Other income (expense), net
Interest income	2,523	562	8,085	3,615
Interest expense	(282)	(46,569)	(24,364)	(140,125)
Other income (expense), net	(1,427)	(861)	(3,328)	(3,199)
Total other income (expense), net	814	(46,868)	(19,607)	(139,709)
Loss before income taxes	(40,808)	(71,365)	(286,992)	(298,229)
Income tax benefit	4,833	11,945	53,153	62,503
Net loss	$(35,975)	$(59,420)	$(233,839)	$(235,726)
Class A yield	—	(162,093)	(23,786)	(472,439)
Net loss attributable to common stockholders and Class B unitholders	$(35,975)	$(221,513)	$(257,625)	$(708,165)
Net loss per share attributable to common stockholders and Class B unitholders, basic and diluted (1)	$(0.06)	$(2.67)	$(0.48)	$(8.56)
Weighted average common shares and Class B Units outstanding, basic and diluted (1)	557,520	82,930	538,184	82,687
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

SAILPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE UNITS, STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT
(In thousands)
(unaudited)

	Redeemable Convertible Units		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Units	Amount	Shares	Amount
Balance at July 31, 2025	—	$—	555,835	$56	$6,994,699	$(178,609)	$6,816,146
Equity-based compensation expense after Corporate Conversion	—	—	—	—	49,419	—	49,419
Issuance and vesting of restricted stock and restricted stock units	—	—	5,282	—	—	—	—
Tax withholdings on settlement of restricted stock units	—	—	—	—	—	—	—
Net loss after Corporate Conversion	—	—	—	—	—	(35,975)	(35,975)
Balance at October 31, 2025	—	$—	561,117	$56	$7,044,118	$(214,584)	$6,829,590

	Redeemable Convertible Units		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' / Partners' Equity
	Units	Amount	Shares	Amount
Balance at January 31, 2025	495,161	$11,196,141	—	$—	$—	$(5,588,440)	$(5,588,440)
Vesting of incentive units into Class B Units	3,049	—	—	—	—	—	—
Adjustment to reflect redemption value of redeemable convertible Class A Units	—	23,787	—	—	—	(23,787)	(23,787)
Adjustment to reflect redemption value of redeemable convertible Class B Units	—	229,744	—	—	—	(229,744)	(229,744)
Equity-based compensation expense prior to Corporate Conversion	—	—	—	—	862	—	862
Net loss prior to Corporate Conversion	—	—	—	—	—	(19,255)	(19,255)
Effect of Corporate Conversion	(498,210)	(11,449,672)	497,807	50	5,588,396	5,861,226	11,449,672
Issuance of common stock in connection with IPO, net of underwriters’ discounts and commissions and offering costs and tax effects	—	—	57,500	6	1,251,430	—	1,251,436
Equity-based compensation expense after Corporate Conversion	—	—	—	—	203,430	—	203,430
Issuance of common stock upon vesting of restricted stock units and restricted stock	—	—	5,810	—	—	—	—
Net loss after Corporate Conversion	—	—	—	—	—	(214,584)	(214,584)
Balance at October 31, 2025	—	$—	561,117	$56	$7,044,118	$(214,584)	$6,829,590

SAILPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE UNITS, STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT
(In thousands)
(unaudited)

	Redeemable Convertible Units		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Partners' Deficit
	Units	Amount	Shares	Amount
Balance at July 31, 2024	449,875	$5,837,184	—	$—	$53,612	$(754,932)	$(701,320)
Repurchase of Class A Units	(185)	(2,059)	—	—	(428)	—	(428)
Repurchase of Class B Units	(280)	(977)	—	—	(623)	—	(623)
Equity-based compensation expense	—	—	—	—	7,647	—	7,647
Vesting of incentive units into Class B Units	491	—	—	—	—	—	—
Net loss	—	—	—	—	—	(59,420)	(59,420)
Balance at October 31, 2024	449,901	$5,834,148	—	$—	$60,208	$(814,352)	$(754,144)

	Redeemable Convertible Units		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Partners' Deficit
	Units	Amount	Shares	Amount
Balance at January 31, 2024	448,940	$5,838,864	—	$—	$37,431	$(578,626)	$(541,195)
Repurchase of Class A Units	(287)	(3,198)	—	—	(558)	—	(558)
Repurchase of Class B Units	(313)	(1,518)	—	—	(623)	—	(623)
Equity-based compensation expense	—	—	—	—	23,958	—	23,958
Vesting of incentive units into Class B Units	1,561	—	—	—	—	—	—
Net loss	—	—	—	—	—	(235,726)	(235,726)
Balance at October 31, 2024	449,901	$5,834,148	—	$—	$60,208	$(814,352)	$(754,144)
See accompanying notes to condensed consolidated financial statements.

SAILPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended October 31,
	2025	2024
Cash flows from operating activities
Net loss	$(233,839)	$(235,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	157,323	185,608
Amortization and write-off of debt issuance costs	17,255	3,342
Amortization of contract acquisition costs	27,792	17,259
Loss (gain) on disposal of property and equipment	(1)	(7)
Adjustments to contingent consideration	1,609	—
Provision for credit losses	4,851	1,807
Equity-based compensation expense, net of amounts capitalized	203,009	23,958
Deferred taxes	(67,582)	(75,245)
Net changes in operating assets and liabilities, net of acquisitions
Accounts receivable	33,804	4,261
Contract acquisition costs	(45,736)	(41,227)
Contract assets	(33,251)	(12,110)
Prepayments and other current assets	(13,015)	(1,421)
Other non-current assets	531	(4,009)
Operating leases, net	301	168
Accounts payable	705	3,283
Accrued expenses and other liabilities	(58,089)	12,842
Deferred revenue	11,049	(2,968)
Net cash provided by (used in) operating activities	6,716	(120,185)
Cash flows from investing activities
Purchase of property and equipment	(4,186)	(3,823)
Proceeds from sale of property and equipment	2	12
Capitalized software development costs	(8,230)	(7,776)
Payments for asset acquisition	(16,248)	—
Business acquisitions, net of cash acquired	—	(4,694)
Net cash used in investing activities	(28,662)	(16,281)
Cash flows from financing activities
Proceeds from IPO, net of underwriting discounts and commissions	1,259,681	—
Repayment of Term Loans	(1,040,000)	—
Payment of debt issuance costs	(2,716)	—
Payments of deferred offering costs, net	(8,618)	(1,053)
Payments related to holdback and contingent consideration	(6,375)	—
Repurchase of units	—	(5,897)
Net cash provided by (used in) financing activities	201,972	(6,950)
Net change in cash, cash equivalents and restricted cash	180,026	(143,416)
Cash, cash equivalents and restricted cash, beginning of period	124,390	218,468
Cash, cash equivalents and restricted cash, end of period	$304,416	$75,052

	Nine Months Ended October 31,
	2025	2024
Supplemental cash flow information:
Cash paid for:
Interest	$36,992	$107,096
Income taxes, net of refunds	4,851	11,482
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,778	4,563

Supplemental disclosure of noncash investing and financing activities:
Effect of Corporate Conversion	11,449,672	—
Adjustment to reflect the redemption value of the redeemable convertible units	253,531	—
Capitalized equity-based compensation included in property and equipment, net	1,283	—
Deferred offering costs included in accounts payable and accrued expenses and other liabilities	—	4,301
Holdback consideration included in accrued expenses and other liabilities	1,950	675
Operating lease right of use assets obtained in exchange for lease liabilities	—	1,725

Reconciliation of cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows:
Cash and cash equivalents	$298,114	$68,166
Restricted cash within prepayments and other current assets	6,302	6,886
Total cash, cash equivalents, and restricted cash in the consolidated statements of cash flows	$304,416	$75,052
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

In conjunction with the Corporate Conversion, all of the Company's outstanding partnership units were converted into an aggregate of 499,060,464 shares of our common stock. The number of shares of common stock issuable to holders of Class A Units of SailPoint Parent, LP ("Class A Units") and holders of Class B Units of SailPoint Parent, LP ("Class B Units") in connection with the Corporate Conversion were determined pursuant to the applicable provisions of the plan of conversion. The Company continues to be controlled by Thoma Bravo UGP, LLC (together with its affiliated entities, "Thoma Bravo") following the Corporate Conversion. After giving effect to the Corporate Conversion and the closing of the Company's IPO, Thoma Bravo controlled approximately 86.2% of the voting power of the Company.

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
Completion of Initial Public Offering

On February 14, 2025, the Company closed its IPO of 60.0 million shares of its common stock, of which 57.5 million shares were sold by the Company and 2.5 million shares were sold by certain selling stockholders, at an initial offering price to the public of $23.00 per share for an aggregate offering price of $1,380.0 million. The Company received net proceeds of approximately $1,248.2 million, net of approximately $62.8 million of underwriting discounts and commissions and approximately $11.5 million of offering costs, net. The Company also realized a tax benefit of $3.2 million, which may be revalued in future periods, and recorded it as part of additional paid-in capital in the condensed consolidated balance sheets as of October 31, 2025.
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
The condensed consolidated balance sheet data as of October 31, 2025 was derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (the “fiscal 2025 Form 10-K”) but does not include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in the fiscal 2025 Form 10-K.
The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for the three and nine months ended October 31, 2025 shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2026 or any other period.
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
Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, and contract assets. The Company maintains its cash in bank deposit accounts that exceeded federally insured limits as of October 31, 2025 and January 31, 2025. There was no concentration of credit risk for customers as no individual entity represented more than 10% of accounts receivable and contract assets as of October 31, 2025 and January 31, 2025. No customer accounted for more than 10% of revenue during the three and nine months ended October 31, 2025 or 2024. The Company does not experience concentration of credit risk in foreign countries as no foreign country represents more than 10% of the Company’s condensed consolidated revenues or net assets.
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

For purposes of calculating net loss per share attributable to common stockholders for the nine months ended October 31, 2025 (during which a portion of the period preceded the IPO), the Company retrospectively applied the effects of the Corporate Conversion to the Class B Units. The Class B Units were included in the net loss per share calculations. For the periods that preceded the IPO and Corporate Conversion, the weighted-average number of common shares / units outstanding excludes the common stock sold in the IPO and the Class A Units outstanding. The Company calculated the net loss attributable to common stockholders by adjusting the net loss to include the yield earned by the Class A Units through the Corporate Conversion. The Company did not retrospectively adjust for the effect of the Corporate Conversion for periods prior to fiscal year 2026.

Dilutive net loss per share is computed by giving effect to all of the Company’s potential common shares outstanding to the extent the potential shares are dilutive. Basic and diluted net loss per share was the same, and the inclusion of all potential shares of the Company’s common stock would have been anti-dilutive.
Accounting Standards
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
Recently Issued Accounting Standards Not Yet Adopted
Accounting Standards Update 2025-06
In September 2025, the FASB issued ASU-2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which amends the guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.
Accounting Standards Update 2025-05
In July 2025, the FASB issued ASU-2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which amends Topic 326 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Specifically, in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.
Accounting Standards Update 2024-01
In March 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards, (“ASU 2024-01”), which provides illustrative guidance on how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2025. Early adoption is permitted and may be adopted prospectively or retrospectively. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements or disclosures.
Accounting Standards Update 2023-09
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”), which requires public business entities on an annual basis to disclose specific categories in a tabular rate reconciliation and provide additional information for reconciling items that meet a five percent quantitative threshold. Additionally, the ASU requires all entities to disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes, as well as individual jurisdictions where income taxes paid are equal to or greater than five percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2025. Early adoption is permitted and the updated guidance should be applied on a prospective basis, with a retrospective application permitted in the financial statements. The Company intends to adopt this standard for the fiscal year ending January 31, 2026. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements other than expanded income tax disclosures.
2. Revenue Recognition
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated by subscription product categories (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Subscription
SaaS	$155,961	$117,757	$432,534	$320,540
Maintenance	37,964	38,498	113,824	115,676
Term subscriptions	65,106	55,301	163,266	118,616
Other subscription services	7,129	6,081	19,796	14,708
Total Subscription	266,160	217,637	729,420	569,540
Perpetual licenses	41	269	476	360
Services and other	15,741	17,353	46,873	51,590
Total revenue	$281,942	$235,259	$776,769	$621,490
The following table summarizes the revenue the Company recognizes at a point in time and over time (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue recognized over time	$235,147	$198,761	$663,160	$550,061
Revenue recognized at a point in time	46,795	36,498	113,609	71,429
Total revenue	$281,942	$235,259	$776,769	$621,490
Contract Balances
Deferred revenue consists primarily of payments received in advance of revenue recognition under the Company’s contracts with customers. Revenue recognized during the three months ended October 31, 2025 and 2024 that was included in the deferred revenue balances at the beginning of the respective periods was $187.4 million and $147.3 million, respectively, and $382.1 million and $308.3 million in the nine months ended October 31, 2025 and 2024, respectively.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These remaining performance obligations represent contract value that has not yet been recognized as revenue. Remaining performance obligations includes both invoices that have been issued to customers but have not been recognized as revenue and amounts that will be invoiced and recognized as revenue in future periods. As of October 31, 2025, remaining performance obligations were $1,582.3 million, of which the Company expects to recognize $783.9 million as revenue over the next 12 months.

3. Allowance for Expected Credit Losses
The following table presents the balance of the allowance for expected credit losses for accounts receivable and contract assets (in thousands):

	October 31, 2025	January 31, 2025
Allowance for credit losses - accounts receivable	$854	$192
Allowance for credit losses - contract assets	$236	$168
For the three months ended October 31, 2025 and 2024, the provision for credit losses was $0.5 million and $1.1 million, respectively. For the nine months ended October 31, 2025 and 2024, the provision for credit losses was $4.9 million and $1.8 million, respectively.
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
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	October 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$254,260	$—	$—	$254,260
Total assets	$254,260	$—	$—	$254,260

	January 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$81,972	$—	$—	$81,972
Total assets	$81,972	$—	$—	$81,972
Liabilities:
Contingent consideration	$—	$—	$5,700	$5,700
Total liabilities	$—	$—	$5,700	$5,700
The Company’s carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses are considered Level 1 and approximate their fair values due to their short maturities as of October 31, 2025 and January 31, 2025 and are excluded from the fair value tables above. The carrying value of debt at January 31, 2025 is considered Level 1 and approximates fair value.

During the nine months ended October 31, 2025, the Company measured the fair value of the contingent consideration associated with its Imprivata acquisition on a recurring basis using significant unobservable inputs, classified as Level 3. The Company recorded the contingent consideration at its fair value on the acquisition date. The Company determined the fair value of contingent consideration using a probability weighted discounted cash flow method. Each reporting period thereafter, the obligation is revalued and changes in its fair values are recorded within sales and marketing expenses within the condensed consolidated statements of operations. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates and from changes pertaining to the estimated or actual achievement of the defined milestones. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the fair value and corresponding changes in fair value of the contingent consideration the Company records in any given period.
During the nine months ended October 31, 2025, the Company remeasured the fair value of the contingent consideration associated with the Imprivata acquisition of $5.7 million reported as of January 31, 2025. This remeasurement resulted in a $1.6 million increase to the obligation, with the additional expense recorded in sales and marketing expenses within the condensed consolidated statements of operations for the nine months ended October 31, 2025. The fair value of the contingent consideration was determined using a 99% probability of achievement with no additional discount rate due to the short-term expected timing of payment. No remeasurement was recorded for the three months ended October 31, 2025 and the contingent consideration balance of $7.3 million was fully settled during August 2025.
The estimated fair value of the contingent consideration associated with the Imprivata acquisition was determined with the following key inputs:

January 31, 2025
Probability of achievement	84.2%
Expected timing of payment	Fiscal 2026
Discount rate	13.5%
The estimated fair value of the contingent consideration of $0.2 million associated with the Savvy Security Ltd. acquisition was determined using a 100% probability of achievement as of December 31, 2025 as of the acquisition date. As of October 31, 2025, the contingency was satisfied and the amount was recorded as a liability. See Note 5 for additional information on the Savvy acquisition.
There were no transfers between fair value measurement levels during the period ended October 31, 2025 and January 31, 2025.
5. Acquisitions
Asset Acquisitions
Security Savvy Ltd
On September 15, 2025, the Company acquired certain assets of Security Savvy Ltd, a third-party software as a service ("SaaS") security platform that helps organizations manage identity-related risks associated with their SaaS applications, for $18.4 million, which includes $0.5 million in direct transaction costs that were capitalized as a component of the consideration transferred. The transaction was accounted for as an asset acquisition and substantially all of the acquired assets consisted of developed technology. The purchase price includes a holdback amount of $1.8 million to be paid 12 months from the date of closing subject to the resolution of certain indemnities. The purchase price also includes a contingent consideration of $0.2 million, which the Company was required to pay if it were to obtain the assignment of a specific customer contract by December 31, 2025. See Note 4 for additional information on the fair value of the contingent consideration as of the acquisition date. On October 31, 2025, the Company obtained the assignment of the remaining customer contract and satisfied the contingency. The $0.2 million was recorded as a liability as of October 31, 2025 and fully settled during November 2025.
The purchase price consideration was allocated to a developed technology intangible asset of $18.2 million based on the replacement cost method and assembled workforce intangible of $0.5 million, with useful lives of 6 years and 3 years, respectively. Approximately $0.3 million was allocated to deferred revenue, current and $0.1 million to accounts receivable.

Business Combinations
Imprivata
On December 13, 2024, the Company acquired the Identity Governance and Administration business of Imprivata, a digital identity company for life- and mission-critical industries that is majority owned by Thoma Bravo, for a cash payment at closing of $10.7 million and up to an additional cash amount of $7.4 million related to contingent consideration subject to the achievement of certain customer contract assignments or migrations. The contingent consideration was initially recorded in the condensed consolidated balance sheets in accrued expenses and other liabilities at a fair value of $5.7 million. The revised fair value of the contingent consideration of $7.3 million was settled in August 2025. See Note 4 “Fair Value Measurements” for additional information on the fair value of the contingent consideration.
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
Additional Business Combination Related Information
The operating results of the acquired companies are included in the Company’s condensed consolidated statements of operations from the respective dates of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to the Company’s condensed consolidated statements of operations.
The Company believes that for each business combination, the acquired companies will provide opportunities for growth through investing in additional products and capabilities, among other factors. This contributed to a purchase price in excess of the estimated fair value of each acquired company’s net identifiable assets acquired and, as a result, goodwill was recorded in connection with each acquisition. Unless otherwise noted above, goodwill arising from these acquisitions is not deductible for tax purposes.
6. Commitments and Contingencies
Contractual Purchase Commitments

The Company has contractual commitments associated with agreements that are enforceable and legally binding. These contractual commitments do not include obligations under contracts that the Company can cancel without significant penalty or purchase orders as the purchase orders represent authorizations to purchase rather than binding agreements. There were no material changes outside the ordinary course of business to the Company’s non-cancelable contractual commitments disclosed in the Company’s unaudited condensed consolidated financial statements for the nine months ended October 31, 2025.
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
7. Credit Agreement and Debt
2025 Credit Agreement
On June 25, 2025, the Company entered into a credit agreement (the "2025 Credit Agreement") that provides for a five-year $250.0 million secured revolving credit facility, including a letter of credit sub-facility of up to $10.0 million (the "2025 Revolving Credit Facility"). The 2025 Revolving Credit Facility matures on June 25, 2030. The Company incurred deferred financing costs of $2.7 million related to the issuance of the 2025 Credit Agreement, which are included in other non-current assets on the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense over the life of the 2025 Credit Agreement on a straight-line basis. Amortization of deferred financing costs related to the 2025 Credit Agreement was $0.1 million and $0.2 million for the three and nine months ended October 31, 2025, respectively.

Pursuant to the 2025 Credit Agreement, the Company can obtain base rate loans, which bear interest at a Base Rate (as defined in the 2025 Credit Agreement) plus a margin ranging from 0.50% to 1.50%, depending on the First Lien Net Leverage Ratio (as defined in the 2025 Credit Agreement), or term SOFR loans, which bear interest at a rate equal to Term SOFR (as defined in the 2025 Credit Agreement) plus a margin ranging from 1.50% to 2.50%, depending on the First Lien Net Leverage Ratio. The Company will incur commitment fees at rates ranging from 0.175% to 0.375% per annum, depending on the First Lien Net Leverage Ratio, on the unused portion of the lender commitments. The Company will also pay customary letter of credit fees, including a fronting fee equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letters of credit, as well as customary issuance and administration fees. These fees were $0.1 million and $0.2 million for the three and nine months ended October 31, 2025 and are recorded as interest expense on the condensed consolidated statements of operations.
The 2025 Credit Agreement contains customary representations and warranties, events of default, and various affirmative and negative covenants, including financial reporting requirements and limitations on liens, investments (including acquisitions), indebtedness, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments and transactions with affiliates. The Company is subject to quarterly financial covenants relating to maintaining a Total Net Leverage Ratio (as defined in the 2025 Credit Agreement) of generally not more than 4.00 to 1.00 (which may be increased to 4.50 to 1.00 for a limited period in the event a material acquisition is consummated). The Company was in compliance with all applicable covenants as of October 31, 2025.
All obligations under the 2025 Revolving Credit Facility are unconditionally guaranteed by the Company and each Restricted Subsidiary other than any Excluded Subsidiary (each, as defined in the 2025 Credit Agreement) and are supported by a security interest in substantially all of the borrowers' and guarantors' tangible and intangible assets (subject to permitted liens).
The Company may voluntarily repay and reborrow outstanding loans under the 2025 Revolving Credit Facility at any time without a premium or a penalty. The Company had no outstanding 2025 Revolving Credit Facility balance as of October 31, 2025.
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
On June 25, 2025, the 2022 Credit Agreement was terminated upon the closing of the 2025 Credit Agreement. The remaining unamortized deferred financing costs of $1.4 million for the 2022 Revolving Credit Facility was recorded as a loss from extinguishment of debt and included in interest expense on the condensed consolidated statements of operations. There was no amortization of debt issuance costs related to the 2022 Credit Agreement for the three months ended October 31, 2025. Amortization of debt issuance costs, excluding the loss from extinguishment of debt, was $1.1 million for the three months ended October 31, 2024, and $0.5 million and $3.3 million for the nine months ended October 31, 2025 and 2024, respectively.
The net carrying amount of the Term Loans is presented as follows (in thousands):

	October 31, 2025	January 31, 2025
Principal	$—	$1,040,000
Unamortized issuance costs	—	(15,533)
Net carrying amount	$—	$1,024,467
Total interest expense recognized related to the Term Loans for the nine months ended October 31, 2025 was $22.3 million, consisting of contractual interest expense of $6.7 million, amortization of debt issuance costs of $0.2 million and $15.3 million loss from the extinguishment of debt. There was no interest expense related to the Term Loans for the three months ended October 31, 2025.
Total interest expense recognized related to the Term Loans for the three and nine months ended October 31, 2024 was $46.5 million and $139.8 million, respectively, consisting of contractual interest expense of $45.4 million and amortization of debt issuance costs of $1.0 million for the three months ended October 31, 2024 and contractual interest expense of $136.8 million and amortization of debt issuance costs of $3.0 million for the nine months ended October 31, 2024.
8. Related Party Transactions
The Company is an affiliate of Thoma Bravo. The Company engaged in ordinary sales transactions, which were not significant for the three months ended October 31, 2025 and 2024, with entities affiliated with Thoma Bravo. The Company engaged in ordinary sales transactions of $0.9 million and $0.3 million for the nine months ended October 31, 2025 and 2024, respectively, with entities affiliated with Thoma Bravo.
The Company engaged in ordinary purchase transactions of $0.4 million and $0.2 million for the three months ended October 31, 2025 and 2024, respectively, and $2.5 million and $2.0 million for the nine months ended October 31, 2025 and 2024, respectively, with entities affiliated with Thoma Bravo.
The Company made payments of $9.3 million and $5.6 million under its advisory services agreement with Thoma Bravo for consultation and advice related to corporate strategy, budgeting of future corporate investments, acquisition and divestiture strategies, and debt and equity financings during the nine months ended October 31, 2025 and 2024, respectively. The Company expensed $0.6 million and $11.3 million during the nine months ended October 31, 2025 and 2024, respectively, which is included in general and administrative expenses in the Company’s condensed consolidated statements of operations. In conjunction with the closing of the IPO, the Company settled all outstanding fees of $9.3 million payable to Thoma Bravo and its advisory services agreement was terminated.
Under the terms of the 2022 Credit Agreement, an entity affiliated with Thoma Bravo provided $50.0 million of the Term Loans as part of the syndicate of lenders on August 16, 2022. As a result, the Company made interest payments of $1.2 million and $3.4 million for the nine months ended October 31, 2025 and 2024, respectively, and incurred interest expense of $0.7 million and $4.4 million to the affiliate of Thoma Bravo for the nine months ended October 31, 2025 and 2024, respectively. The remaining principal balance owed to the affiliate of Thoma Bravo was fully repaid upon the repayment of the Company's Term Loans.
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

No preferred stock has been issued and is outstanding as of October 31, 2025.

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
Redeemable Convertible Units

There are no redeemable convertible units outstanding as of October 31, 2025. Redeemable convertible units consisted of the following as of January 31, 2025:

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

During the three months ended April 30, 2025, the Company settled the vested EARs and cash settled awards, paying $75.2 million. As of October 31, 2025, the outstanding cash awards remaining to be settled were not significant.

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

As of October 31, 2025, there were no outstanding awards under the SailPoint Parent, LP Incentive Equity Plan.

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

During the nine months ended October 31, 2025, the Company granted 18,406,482 RSUs that vest ratably predominantly over two to four years based on continued service to the Company.

Equity-based Compensation Expense

A summary of the Company’s equity-based compensation expense by award type is presented below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Incentive equity units	$—	$7,647	$62,358	$23,958
Equity appreciation rights	—	904	13,307	3,423
Restricted stock awards	2,333	—	10,169	—
Restricted stock units	47,086	—	131,638	—
Cash-settled awards	63	13,396	41,699	44,813
Total equity-based compensation expense	$49,482	$21,947	$259,171	$72,194

A summary of the Company’s equity-based compensation expense as recognized in the condensed consolidated statements of operations is presented below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Cost of revenue - subscription	$3,163	$1,792	$16,358	$5,120
Cost of revenue - services and other	2,275	1,629	13,284	4,854
Research and development	8,237	4,396	43,589	17,283
Sales and marketing	15,689	8,346	87,395	26,481
General and administrative	19,646	5,784	97,262	18,456
Total equity-based compensation expense, net of amounts capitalized	$49,010	$21,947	$257,888	$72,194
Capitalized equity-based compensation	472	—	1,283	—
Total equity-based compensation expense	$49,482	$21,947	$259,171	$72,194

There are equity-based compensation awards that could potentially dilute basic earnings per share and per unit ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive. The following table summarizes the Company’s anti-dilutive securities (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Unvested shares - RSAs (1)	487	4,639	487	4,639
Unvested shares - RSUs	13,005	—	13,005	—
Total	13,493	4,639	13,493	4,639
(1) As of October 31, 2025, amount includes prior-year incentive units that would be subject to conversion to RSAs.
11. Balance Sheet Related Items
Property and Equipment
The cost and accumulated depreciation of property and equipment are as follows (in thousands):

	October 31, 2025	January 31, 2025
Computer equipment	$15,611	$12,845
Capitalized software development costs	17,731	8,219
Furniture and fixtures	3,780	3,629
Leasehold improvements	13,783	12,759
Other	1,198	1,229
Total property and equipment	52,103	38,681
Less: accumulated depreciation and amortization	(22,004)	(15,802)
Total property and equipment, net	$30,099	$22,879
Depreciation and amortization expense was $2.0 million and $1.7 million for the three months ended October 31, 2025 and 2024, respectively, which includes amortization of software development costs of $0.4 million for the three months ended October 31, 2025. The amortization of software development costs for the three months ended October 31, 2024 was not significant.
Depreciation and amortization expense was $6.4 million and $4.9 million for the nine months ended October 31, 2025 and 2024, respectively, which includes amortization of software development costs of $1.1 million for the nine months ended October 31, 2025. The amortization of software development costs for the nine months ended October 31, 2024 was not significant.

Prepayments and Other Current Assets and Other Non-Current Assets
Prepayments and other current assets consisted of the following (in thousands):

	October 31, 2025	January 31, 2025
Prepaid expenses	$29,888	$23,966
Restricted cash	6,302	3,097
Income tax receivables	2,220	2,348
Deferred offering costs	—	9,710
Other	8,924	6,749
Total prepayments and other current assets	$47,334	$45,870
Amortization expense related to capitalized implementation costs was $0.4 million and $0.4 million for the three months ended October 31, 2025 and 2024, respectively.
Amortization expense related to capitalized implementation costs was $1.1 million and $0.9 million for the nine months ended October 31, 2025 and 2024, respectively.
Other non-current assets consisted of the following (in thousands):

	October 31, 2025	January 31, 2025
Prepaid expenses	$4,209	$4,691
Deferred tax assets, non-current	8,074	8,199
Right-of-use assets, net	18,153	21,627
Other	2,665	1,689
Total other non-current assets	$33,101	$36,206
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	October 31, 2025	January 31, 2025
Commissions	$20,567	$31,365
Bonus	26,992	31,647
Operating lease liabilities - current	5,186	4,586
Payroll and related benefits	13,599	10,250
Cash-settled awards	93	6,416
Interest payable	14	29,829
Income taxes payable	964	333
Thoma Bravo advisory fees	—	8,750
Other	29,861	34,959
Total accrued expenses and other liabilities	$97,276	$158,135
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	October 31, 2025	January 31, 2025
Long-term operating lease liabilities	$14,059	$17,832
EARs	—	14,296
Total other long-term liabilities	$14,059	$32,128

12. Income Taxes

The provision for income taxes consists of U.S. and state income taxes and income taxes in foreign jurisdictions in which the Company conducts business.

The effective tax rate for the three months ended October 31, 2025 and 2024 was 11.8% and 16.7%, respectively. The effective tax rate for the nine months ended October 31, 2025 and 2024 was 18.5% and 21.0%, respectively. The change in effective tax rate compared to prior periods is primarily due to certain non-deductible equity-based compensation and non-deductible executive officer compensation that is partially offset by the discrete decrease in valuation allowance that occurred in the nine months ended October 31, 2025.
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

The following is a summary of consolidated revenues within geographic areas determined by the billing address of the customer for the periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
United States	$189,332	$163,833	$510,865	$425,157
EMEA	52,790	44,675	159,365	118,125
Rest of the World	39,820	26,751	106,539	78,208
Total revenue	$281,942	$235,259	$776,769	$621,490
No single country other than the United States represented more than 10% of the Company's revenue or total long-lived assets.
Substantially all of the Company’s long-lived assets were held in the United States as of October 31, 2025 and January 31, 2025.
14. Employee Benefit Plans
The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a percentage of their annual compensation as defined in the 401(k) Plan. The Company matches portions of employees’ voluntary contributions. Additional employer contributions may also be made at the Company’s discretion. The Company recorded expense of $1.9 million and $1.5 million for the three months ended October 31, 2025 and 2024, respectively, for matching contributions to the 401(k) Plan. The Company recorded expense of $6.1 million and $4.8 million for the nine months ended October 31, 2025 and 2024, respectively, for matching contributions to the 401(k) Plan.

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
•interruptions, outages, or other disruptions affecting the delivery of our SaaS solution or any of the third-party cloud-based systems that we use in our operations;
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
We continue to be controlled by Thoma Bravo following the Corporate Conversion and the IPO. After giving effect to the Corporate Conversion and the closing of the IPO, Thoma Bravo controlled approximately 86.2% of the voting power of the Company.
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
On September 15, 2025, the Company acquired certain assets of Security Savvy LLC, a third-party SaaS security platform that helps organizations manage identity-related risks associated with their SaaS applications, for $18.4 million, which includes $0.5 million in direct transaction costs that were capitalized as a component of the consideration transferred. The transaction was accounted for as an asset acquisition and substantially all of the acquired assets consisted of developed technology. The purchase price consideration was allocated to a developed technology intangible asset of $18.2 million and assembled workforce intangible of $0.5 million, with useful lives of 6 years and 3 years, respectively. Approximately $0.3 million was allocated to deferred revenue, current and $0.1 million in accounts receivable. See Note 5 "Acquisitions" in the notes to our condensed consolidated financial statements for additional information.

Our Business Model

Our customers include many of the world’s largest and most complex organizations, including large enterprises across all major verticals and governments. The approximate number of customers at each annual recurring revenue ("ARR") level are as follows:

	October 31, 2025	October 31, 2024
Customers	3,170	2,895
Customers less than $250,000 in ARR	2,020	1,990
Customers greater than $250,000 in ARR	1,150	900
Customers greater than $1,000,000 in ARR	195	140

The number of customers with $250,000 or more of ARR as of October 31, 2025 increased 28% on a year-over-year basis, and the number of customers with over $1,000,000 of ARR as of October 31, 2025 increased 39% on a year-over-year basis.

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

Deepen our Penetration in International Markets. We expect to continue to invest in our sales and marketing efforts and channel partner network to expand our reach and deepen our presence in existing geographies and to expand into new geographies. We believe that our global market opportunity is large and growing in response to the evolving IT and threat landscapes. We generated 67% and 66% of our revenue from the United States for the three and nine months ended October 31, 2025, respectively. We generated 19% of our revenue from EMEA and 14% from the rest of the world, billed primarily in U.S. dollars, for both the three and nine months ended October 31, 2025.

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

ARR does not have a standardized meaning and is not necessarily comparable to similarly titled measures presented by other companies. Our ARR has grown in each of the past three years, reflecting growth in new customers as well as expanded sales to existing customers. The following table presents our ARR as of the dates noted below (dollars in millions):

	October 31, 2025	October 31, 2024
ARR	$1,039.6	$813.2

SaaS Annual Recurring Revenue

In recent years, we have transitioned our business to a SaaS-first subscription model. As a result of those efforts, the share of SaaS ARR to total ARR has increased to 64% as of October 31, 2025 from 60% as of October 31, 2024. We believe the share of ARR generated by our SaaS solution will continue to increase over time.

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

	October 31, 2025	October 31, 2024
SaaS ARR	$669.4	$485.7

Dollar-Based Net Retention Rate

Our dollar-based net retention rate has remained consistent at 114% as of both October 31, 2025 and October 31, 2024. We continue to focus on growing our product portfolio as well as expanding customer relationships over time through cross-selling and up-selling.

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

	October 31, 2025	October 31, 2024
Dollar-based net retention rate	114%	114%

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

	Three Months Ended October 31,				Nine Months Ended October 31,
	2025		2024		2025		2024
Revenue
Subscription	$266,160	94%	$217,637	93%	$729,420	94%	$569,540	92%
Perpetual licenses	41	—	269	—	476	—	360	—
Services and other	15,741	6	17,353	7	46,873	6	51,590	8
Total revenue	281,942	100	235,259	100	776,769	100	621,490	100
Cost of revenue
Subscription (3) (4)	76,773	27	60,566	26	222,707	29	174,174	28
Perpetual licenses (4)	—	—	15	—	3	—	121	—
Services and other (3)	18,121	6	17,375	7	61,550	8	51,089	8
Total cost of revenue	94,894	34	77,956	33	284,260	37	225,384	36
Gross profit	187,048	66	157,303	67	492,509	63	396,106	64
Operating expenses
Research and development (3) (4)	51,214	18	39,249	17	166,595	21	124,274	20
Sales and marketing (3) (4)	138,335	49	115,586	49	434,154	56	350,038	56
General and administrative (3)	39,121	14	26,965	11	159,145	20	80,314	13
Total operating expenses	228,670	81	181,800	77	759,894	98	554,626	89
Loss from operations	(41,622)	(15)	(24,497)	(10)	(267,385)	(34)	(158,520)	(26)
Other income (expense), net
Interest income	2,523	1	562	—	8,085	1	3,615	1
Interest expense	(282)	—	(46,569)	(20)	(24,364)	(3)	(140,125)	(23)
Other income (expense), net	(1,427)	(1)	(861)	—	(3,328)	—	(3,199)	(1)
Total other income (expense), net	814	—	(46,868)	(20)	(19,607)	(3)	(139,709)	(22)
Loss before income taxes	(40,808)	(14)	(71,365)	(30)	(286,992)	(37)	(298,229)	(48)
Income tax benefit	4,833	2	11,945	5	53,153	7	62,503	10
Net loss	$(35,975)	(13)%	$(59,420)	(25)%	$(233,839)	(30)%	$(235,726)	(38)%
Class A yield	$—		$(162,093)		$(23,786)		$(472,439)
Net loss attributable to common stockholders and Class B unitholders	$(35,975)		$(221,513)		$(257,625)		$(708,165)
Net loss per share attributable to common stockholders and Class B unitholders, basic and diluted (2)	$(0.06)		$(2.67)		$(0.48)		$(8.56)
Weighted average shares and Class B Units outstanding, basic and diluted (2)	557,520		82,930		538,184		82,687
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

(3) Includes equity-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(In thousands)
Cost of revenue
Subscription	$3,163	$1,792	$16,358	$5,120
Services and other	2,275	1,629	13,284	4,854
Operating expenses
Research and development	8,237	4,396	43,589	17,283
Sales and marketing	15,689	8,346	87,395	26,481
General and administrative	19,646	5,784	97,262	18,456
Total equity-based compensation expense, net of amounts capitalized	$49,010	$21,947	$257,888	$72,194

(4) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(In thousands)
Cost of revenue
Subscription	$26,860	$25,864	$79,240	$77,466
Perpetual licenses	—	15	2	121
Operating expenses
Research and development	95	95	285	285
Sales and marketing	23,797	25,839	71,350	102,827
Total amortization expense	$50,752	$51,813	$150,877	$180,699
Comparison of the Three Months Ended October 31, 2025 and 2024
Revenue

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Revenue
Subscription
SaaS	$155,961	$117,757	$38,204	32%
Maintenance and support	37,964	38,498	(534)	(1)%
Term subscriptions	65,106	55,301	9,805	18%
Other subscription services	7,129	6,081	1,048	17%
Total subscription	266,160	217,637	48,523	22%
Perpetual licenses	41	269	(228)	(85)%
Services and other	15,741	17,353	(1,612)	(9)%
Total revenue	$281,942	$235,259	$46,683	20%
** Percentage not deemed meaningful
Subscription Revenue. Subscription revenue increased by $48.5 million, or 22%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024 primarily due to an increase in SaaS revenue and term subscription revenue from our shift in focus on selling subscriptions to new customers and expanding our footprint with existing customers.

Perpetual License Revenue. License revenue decreased by $0.2 million for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. The decrease was not considered significant and we continue to emphasize transitioning our sales effort from perpetual license solutions to subscriptions. We expect our license revenue as a percentage of total revenue to continue to decrease over time.
Services and Other Revenue. Services and other revenue decreased by $1.6 million, or 9% for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. This decrease is primarily a result of a shift toward selling a higher proportion of professional services and training on a subscription basis.

Cost of Revenue

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Cost of revenue
Subscription	$76,773	$60,566	$16,207	27%
Perpetual licenses	—	15	(15)	(100)%
Services and other	18,121	17,375	746	4%
Total cost of revenue	$94,894	$77,956	$16,938	22%
Cost of Subscription Revenue. Cost of subscription revenue increased $16.2 million, or 27%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024 primarily due to an increase in employee-related costs of $8.8 million due to higher headcount and increased investments in existing employees, an increase in software and hosting costs of $3.7 million from the increase in sales of SaaS subscriptions, an increase of $1.4 million related to equity-based awards, an increase in amortization of intangible assets of $1.0 million, an increase in third-party royalties of $0.3 million, an increase in partner costs of $0.5 million, and an increase in amortization of capitalized software of $0.4 million.
Cost of Perpetual Licenses. Cost of perpetual licenses were not significant during either the three months ended October 31, 2025 or 2024. Such cost decreased for the three months ended October 31, 2025 compared to the three months ended October 31, 2024 primarily due to our shift in focus on selling subscriptions to new and existing customers.
Cost of Services and Other. Cost of services and other increased by $0.7 million, or 4%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024, remaining materially consistent with the prior period.

Gross Profit and Gross Margin

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Gross profit
Subscription	$189,387	$157,071	$32,316	21%
Perpetual licenses	41	254	(213)	(84)%
Services and other	(2,380)	(22)	(2,358)	**
Total gross profit	$187,048	$157,303	$29,745	19%

	Three Months Ended October 31,
	2025	2024
Gross profit margin
Subscription	71%	72%
Perpetual licenses	100%	94%
Services and other	(15)%	—%
Total gross profit margin	66%	67%
** Percentage not deemed meaningful
Subscription. Subscription gross profit increased by $32.3 million, or 21%, during the three months ended October 31, 2025 compared to the three months ended October 31, 2024. The increase was primarily due to the growth in subscription revenue. Subscription gross profit margin was 71% for the three months ended October 31, 2025 and 72% for the three months ended October 31, 2024. The change was materially consistent with the prior period.
Perpetual Licenses. License gross profit decreased during the three months ended October 31, 2025 compared to the three months ended October 31, 2024. The decrease was not significant and we continue to emphasize transitioning our sales effort from perpetual license solutions to subscriptions. We expect our license gross profit to continue not to be significant.
Services and Other. Services and other gross profit decreased by $2.4 million during the three months ended October 31, 2025 compared to the three months ended October 31, 2024. The decrease in gross profit and gross profit margin is primarily due to lower revenue from professional services and training as a result of the shift toward selling these services on a subscription basis, with cost remaining higher due to higher equity based compensation from the prior year.
Total gross profit increased by $29.7 million, or 19%, during the three months ended October 31, 2025 compared to the three months ended October 31, 2024. The increase is primarily due to the growth in total revenue. Total gross profit margin was 66% for the three months ended October 31, 2025 and 67% for the three months ended October 31, 2024. Total gross profit margin was materially consistent with the prior period.

Operating Expenses

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Operating expenses
Research and development	$51,214	$39,249	$11,965	30%
Sales and marketing	138,335	115,586	22,749	20%
General and administrative	39,121	26,965	12,156	45%
Total operating expenses	$228,670	$181,800	$46,870	26%
Research and Development Expenses. Research and development expenses increased by $12.0 million, or 30%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. This increase was primarily driven by a $6.5 million increase in employee-based costs due to continued investment in talent related to the development of our products, a $3.8 million increase in equity-based compensation from the issuance of equity-based awards upon the closing of the IPO, and a $1.7 million increase in software and hosting costs.
Sales and Marketing Expenses. Sales and marketing expenses increased by $22.7 million, or 20%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. This increase was primarily driven by a $16.2 million increase in employee-based costs to support increased penetration into our existing customer base and expansion into new industry verticals and geographic markets, a $7.3 million increase in equity-based compensation from the issuance of equity-based awards upon the closing of the IPO, a $1.1 million increase in advertising and promotion costs, a $0.4 million increase in software and hosting costs, and a $0.1 million increase in travel expenses. This increase was partially offset by a $2.0 million decrease in intangible asset amortization attributable to certain intangible assets reaching full amortization and a $0.5 million decrease in professional services fees.
General and Administrative Expenses. General and administrative expenses increased by $12.2 million, or 45%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. This increase was primarily driven by a $13.9 million increase in equity-based compensation from the issuance of equity-based awards upon the closing of the IPO, a $2.2 million increase in employee-related costs due to higher headcount and increased investments in personnel, and a $0.8 million increase in software and hosting costs. This increase was partially offset by a $4.8 million decrease in professional service fees as the prior year included fees to Thoma Bravo under its advisory services agreement, which was terminated upon the closing of our IPO.
Other Income (Expense), Net

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Other income (expense), net
Interest income	$2,523	$562	$1,961	349%
Interest expense	(282)	(46,569)	46,287	(99)%
Other income (expense), net	(1,427)	(861)	(566)	66%
Total other income (expense), net	$814	$(46,868)	$47,682	(102)%
Total other income (expense) decreased by $47.7 million, or 102%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. This decrease was primarily due to a $46.3 million net decrease in interest expense due to the full repayment of our Term Loans and a $2.0 million increase in interest income due to an increase in our cash and cash equivalents, partially offset by a $0.6 million increase in other expense related to foreign currency exchange loss. The overall decrease resulted in other income of $0.8 million for the three months ended October 31, 2025.
Income Tax (Expense) Benefit

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Income tax benefit	$4,833	$11,945	$(7,112)	(60)%

The Company recorded an income tax benefit of $4.8 million for the three months ended October 31, 2025 compared to an income tax benefit of $11.9 million for the three months ended October 31, 2024, leading to a net benefit decrease of $7.1 million, or 60%, year-over-year. The decrease is primarily due to certain non-deductible equity-based compensation and non-deductible executive officer compensation.

For further information, refer to Note 12 “Income Taxes” in our notes to our condensed consolidated financial statements included in this Quarterly Report.

Comparison of the Nine Months Ended October 31, 2025 and 2024
Revenue

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Revenue
Subscription
SaaS	$432,534	$320,540	$111,994	35%
Maintenance and support	113,824	115,676	(1,852)	(2)%
Term subscriptions	163,266	118,616	44,650	38%
Other subscription services	19,796	14,708	5,088	35%
Total subscription	729,420	569,540	159,880	28%
Perpetual licenses	476	360	116	32%
Services and other	46,873	51,590	(4,717)	(9)%
Total revenue	$776,769	$621,490	$155,279	25%
** Percentage not deemed meaningful
Subscription Revenue. Subscription revenue increased by $159.9 million, or 28%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024 primarily due to an increase in SaaS revenue and term subscription revenue from our shift in focus on selling subscriptions to new customers and expanding our footprint with existing customers.
Perpetual License Revenue. License revenue increased by $0.1 million for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. The increase was not significant and we continue to emphasize transitioning our sales effort from perpetual license solutions to subscriptions. We expect our license revenue as a percentage of total revenue to continue to decrease over time.
Services and Other Revenue. Services and other revenue decreased by $4.7 million, or 9%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. This decrease is primarily a result of a shift toward selling a higher proportion of professional services and training on a subscription basis.

Cost of Revenue

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Cost of revenue
Subscription	$222,707	$174,174	$48,533	28%
Perpetual licenses	3	121	(118)	(98)%
Services and other	61,550	51,089	10,461	20%
Total cost of revenue	$284,260	$225,384	$58,876	26%
Cost of Subscription Revenue. Cost of subscription revenue increased $48.5 million, or 28%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024 primarily due to an increase in employee-related costs of $18.1 million due to higher headcount and increased investments in personnel, an increase of $11.2 million related to acceleration of equity-based awards from the completion of our IPO and the issuance of new equity-based awards, an increase in software and hosting costs of $13.2 million from the increase in sales of SaaS subscriptions, an increase in partner costs of $1.6 million, an increase in third-party royalties of $1.1 million, an increase in amortization of intangibles of $1.8 million and an increase in amortization of capitalized software of $1.1 million.
Cost of Perpetual Licenses. Cost of perpetual licenses were not significant during either the nine months ended October 31, 2025 or 2024. We continue to emphasize transitioning our sales effort from perpetual license solutions to subscriptions. We expect our cost of perpetual license to continue to not be significant.
Cost of Services and Other. Cost of services and other increased by $10.5 million, or 20%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024, primarily due to the acceleration of equity-based awards from the completion of our IPO and the issuance of new equity-based awards.
Gross Profit and Gross Margin

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Gross profit
Subscription	$506,713	$395,366	$111,347	28%
Perpetual licenses	473	239	234	98%
Services and other	(14,677)	501	(15,178)	**
Total gross profit	$492,509	$396,106	$96,403	24%

	Nine Months Ended October 31,
	2025	2024
Gross profit margin
Subscription	69%	69%
Perpetual licenses	99%	66%
Services and other	(31)%	1%
Total gross profit margin	63%	64%
** Percentage not deemed meaningful
Subscription. Subscription gross profit increased by $111.3 million, or 28%, during the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. The increase was primarily due to the growth in subscription revenue. Subscription gross profit margin was 69% for both the nine months ended October 31, 2025 and October 31, 2024. Subscription gross profit margin remained materially consistent with the prior period.

Perpetual Licenses. License gross profit increased during the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. The increase was not significant and we continue to emphasize transitioning our sales effort from perpetual license solutions to subscriptions. We expect our license gross profit to continue not to be significant.
Services and Other. Services and other gross profit decreased by $15.2 million during the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. The decrease in gross profit is primarily due to an increase in employee-related costs and the acceleration of equity-based awards from the completion of our IPO and the issuance of new equity-based awards and lower revenue from professional services and training as a result of the shift toward selling these services on a subscription basis. Services and other gross profit margin was (31)% for the nine months ended October 31, 2025 and 1% for the nine months ended October 31, 2024. The change was primarily due to employee-related costs related to acceleration of equity-based awards from the completion of our IPO and the issuance of new awards and the decrease in services and other revenue.
Total gross profit increased by $96.4 million, or 24%, during the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. The increase is primarily due to the growth in total revenue. Total gross profit margin was 63% for the nine months ended October 31, 2025 and 64% for the nine months ended October 31, 2024. Total gross profit margin remained materially consistent with the prior period.
Operating Expenses

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Operating expenses
Research and development	$166,595	$124,274	$42,321	34%
Sales and marketing	434,154	350,038	84,116	24%
General and administrative	159,145	80,314	78,831	98%
Total operating expenses	$759,894	$554,626	$205,268	37%
Research and Development Expenses. Research and development expenses increased by $42.3 million, or 34%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. This increase was primarily driven by a $26.3 million increase in equity-based compensation due to the acceleration of awards from the completion of our IPO and the issuance of new equity-based awards, a $10.3 million increase in employee-based costs due to continued investment in talent related to the development of our products and a $5.1 million increase in software and hosting costs.
Sales and Marketing Expenses. Sales and marketing expenses increased by $84.1 million, or 24%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. This increase was primarily driven by a $60.9 million increase in equity-based compensation due to the acceleration of awards from the completion of our IPO and the issuance of new equity-based awards, a $44.0 million increase in employee-based costs to support increased penetration into our existing customer base and expansion into new industry verticals and geographic markets, a $4.8 million increase in advertising and promotion costs, a $1.6 million increase for the fair value remeasurement of the contingent consideration related to the Imprivata acquisition, a $1.6 million increase in travel expenses, a $0.8 million increase in professional services fees, and a $1.6 million increase in software and hosting costs. This increase was partially offset by a $31.5 million decrease in intangible amortization attributable to certain intangible assets reaching full amortization.
General and Administrative Expenses. General and administrative expenses increased by $78.8 million, or 98%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. This increase was primarily driven by a $78.8 million increase in equity-based compensation due to the acceleration of awards from the completion of our IPO and the issuance of new equity-based awards, a $5.3 million increase in employee-related costs due to higher headcount and increased investments in existing employees, a $2.8 million increase in provision for credit losses, a $1.8 million increase in software and hosting costs, and a $0.3 million increase in travel expenses. This increase was partially offset by a $10.9 million decrease in professional service fees as the prior year included fees to Thoma Bravo under its advisory services agreement, which was terminated upon the closing of our IPO.

Other Income (Expense), Net

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Other income (expense), net
Interest income	$8,085	$3,615	$4,470	124%
Interest expense	(24,364)	(140,125)	115,761	(83)%
Other income (expense), net	(3,328)	(3,199)	(129)	4%
Total other income (expense), net	$(19,607)	$(139,709)	$120,102	(86)%
Total other income (expense) decreased by $120.1 million, or 86%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. This decrease was primarily due to a $115.8 million net decrease in interest expense due to the full repayment of our Term Loans and termination of our 2022 Revolving Credit Facility, which includes $16.7 million for the extinguishment of debt related to the remaining balance of the deferred financing costs of our Term Loans and debt issuance costs for our 2022 Revolving Credit Facility, and a $4.5 million increase in interest income due to an increase in our cash and cash equivalents, partially offset by a $0.1 million increase in other expense related to foreign currency exchange loss.
Income Tax (Expense) Benefit

	Nine Months Ended October 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentages)
Income tax benefit	$53,153	$62,503	$(9,350)	(15)%

The Company recorded an income tax benefit of $53.2 million for the nine months ended October 31, 2025 compared to an income tax benefit of $62.5 million for the nine months ended October 31, 2024, leading to a net benefit decrease of $9.4 million, or 15%, year-over-year. The decrease is primarily due to certain non-deductible equity-based compensation and non-deductible executive officer compensation that is partially offset by the decrease in valuation allowance.

For further information, refer to Note 12 "Income Taxes" in our notes to our condensed consolidated financial statements included in this Quarterly Report.

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

The following table reflects the reconciliation of adjusted gross profit to gross profit and adjusted gross profit margin to gross profit margin:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(In thousands, except percentages)
GAAP gross profit	$187,048	$157,303	$492,509	$396,106
GAAP gross profit margin	66%	67%	63%	64%
Equity-based compensation expense	5,438	3,421	29,642	9,974
Payroll taxes for IPO-accelerated awards and RSUs	279	—	913	—
Amortization of acquired intangible assets	26,860	25,879	79,242	77,587
Adjusted gross profit	$219,625	$186,603	$602,306	$483,667
Adjusted gross profit margin	78%	79%	78%	78%

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

The following table reflects the reconciliation of adjusted subscription gross profit to subscription gross profit and adjusted subscription gross profit margin to subscription gross profit margin:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(In thousands, except percentages)
GAAP subscription gross profit	$189,387	$157,071	$506,713	$395,366
GAAP subscription gross profit margin	71%	72%	69%	69%
Equity-based compensation expense	3,163	1,792	16,358	5,120
Payroll taxes for IPO-accelerated awards and RSUs	183	—	514	—
Amortization of acquired intangible assets	26,860	25,864	79,240	77,466
Adjusted subscription gross profit	$219,593	$184,727	$602,825	$477,952
Adjusted subscription gross profit margin	83%	85%	83%	84%

Our adjusted subscription gross profit margin (adjusted subscription gross profit as a percentage of subscription revenue) for the three months ended October 31, 2025 and 2024 has decreased slightly, primarily due to higher cost of subscription revenue from higher employee-related costs.

Our adjusted subscription gross profit margin for the nine months ended October 31, 2025 has remained generally consistent and reflects the high value-added nature of our offerings.

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

The following table reflects the reconciliation of adjusted income (loss) from operations to operating income (loss):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(In thousands, except percentages)
GAAP income (loss) from operations	$(41,622)	$(24,497)	$(267,385)	$(158,520)
GAAP income (loss) from operations margin	(15)%	(10)%	(34)%	(26)%
Equity-based compensation expense	49,010	21,947	257,888	72,194
Payroll taxes for IPO-accelerated awards and RSUs	2,588	—	5,985	—
Amortization of acquired intangible assets	50,752	51,813	150,877	180,699
Amortization of acquired contract acquisition costs (1)	(4,935)	(6,351)	(16,143)	(19,655)
Acquisition-related expenses and Thoma Bravo monitoring fees	—	3,810	2,192	12,390
Adjusted income (loss) from operations	$55,793	$46,722	$133,414	$87,108
Adjusted operating margin	20%	20%	17%	14%

(1) In accordance with GAAP reporting requirements, the Company has written off its contract acquisition costs at the time when the Company was acquired in an all-cash take-private transaction by Thoma Bravo on August 16, 2022. Therefore, GAAP commissions expense related to contract acquisition costs after August 16, 2022 do not reflect the commissions expense that would have been reported if the contract acquisition costs had not been written off. Accordingly, the Company believes that presenting the approximate amount of acquisition-related commission expenses (so that the full amount of commission expense is included) provides a more appropriate representation of commission expense in a given period and, therefore, provides readers of the Company’s financial statements with a more consistent basis for comparison across accounting periods.

Our adjusted income from operations and adjusted operating margin increased for the three months ended October 31, 2025 compared to the three months ended October 31, 2024 but has remained generally consistent and reflects the high value-added nature of our offerings.

Our adjusted income from operations and adjusted operating margin increased for the nine months ended October 31, 2025 compared to the three months ended October 31, 2024, primarily due to the growth in our overall business and increased operating leverage.

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
The following table summarizes our free cash flow for the periods presented:

	Nine Months Ended October 31,
	2025	2024
	(in thousands)
GAAP net cash provided by (used in) operating activities	$6,716	$(120,185)
Less: Purchase of property and equipment	(4,186)	(3,823)
Less: Capitalized software development costs	(8,230)	(7,776)
Free cash flow	$(5,700)	$(131,784)
Our free cash flow for the nine months ended October 31, 2025 increased when compared to the nine months ended October 31, 2024, primarily due to higher revenue growth and an increase in cash flows from operations. Free cash flow for the nine months ended October 31, 2025 includes $78.5 million of cash paid to settle equity related awards, cash awards and their associated payroll taxes upon the closing of our IPO, $36.7 million in cash paid for interest expense related to our 2022 Credit Agreement and $9.3 million of cash paid for fees under our advisory services agreement with Thoma Bravo, which was terminated upon the closing of our IPO.
Liquidity, Capital Resources and Cash Requirements
Our primary sources of liquidity are cash flows from operations, issuance of Class A Units and Class B Units, issuance of our common stock in the IPO and debt financing. Our primary uses of liquidity are debt payments, offering costs, operating expenses, working capital requirements, capital expenditures and acquisitions.
On February 14, 2025, the Company received net proceeds of approximately $1,248.2 million, net of the underwriting discounts, commissions and offering costs, upon the closing of its IPO.
On February 19, 2025, we repaid $690.0 million of the Term Loans from the proceeds of the IPO. On March 3, 2025, we repaid the remaining balance of $350.0 million of the Term Loans.
Cash flows from operations have been historically negative as we continue to develop and expand our products and services and increase our sales and marketing efforts. For the nine months ended October 31, 2025, we had positive cash flows from operations.
As of October 31, 2025, our principal sources of liquidity were cash and cash equivalents totaling $298.1 million and our 2025 Revolving Credit Facility as described further below. We have restricted cash of $6.3 million as of October 31, 2025 primarily related to unconditional standby letters of credit for our corporate headquarters and for our corporate credit card program.

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

2025 Credit Agreement
On June 25, 2025, we entered into the 2025 Credit Agreement, which provides for a five-year $250.0 million secured revolving credit facility, including a letter of credit sub-facility of up to $10.0 million. The 2025 Revolving Credit Facility matures on June 25, 2030. Borrowings under the 2025 Revolving Credit Facility may be used to provide ongoing working capital as well as for other general corporate purposes of the Company. The Company had no outstanding 2025 Revolving Credit Facility balance and was in compliance with all applicable covenants as of October 31, 2025. See Note 7 “Credit Agreement and Debt” in the notes to our condensed consolidated financial statements included in this Quarterly Report for more information regarding the terms and conditions of the 2025 Credit Agreement.
2022 Credit Agreement

On August 16, 2022, we entered into the 2022 Credit Agreement. The 2022 Credit Agreement provides for (i) a six-year $125.0 million senior secured Revolving Credit Facility, including a letter of credit subfacility of up to $5.0 million and (ii) the Term Loans. After the closing of the IPO, we fully repaid our Term Loans and recorded an extinguishment of debt related to the remaining balance of the associated deferred financing costs of $15.3 million. On June 25, 2025, the 2022 Credit Agreement was terminated upon the closing of the 2025 Credit Agreement. The remaining unamortized deferred financing costs for the 2022 Revolving Credit Facility of $1.4 million was recorded as a loss from extinguishment of debt for the nine months ended October 31, 2025. The extinguishment of debt associated with the Term Loans and with the 2022 Revolving Credit Facility is recorded within interest expense on the condensed consolidated statements of operations.
Summary of Cash Flows
As of October 31, 2025, we had $298.1 million of cash and cash equivalents (of which $23.1 million was held in our foreign subsidiaries), $250.0 million of availability under the 2025 Credit Agreement, and $568.0 million in net working capital, which we define as current assets less current liabilities, excluding deferred revenue. As of January 31, 2025, we had $121.3 million of cash and cash equivalents (of which $11.6 million was held in our foreign subsidiaries), $125.0 million of availability under the 2022 Credit Agreement, and $350.7 million in net working capital. The increase in cash and cash equivalents and net working capital is due primarily to the proceeds received upon the closing of our IPO and increase in cash provided by operations.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$6,716	$(120,185)
Net cash used in investing activities	(28,662)	(16,281)
Net cash provided by (used in) financing activities	201,972	(6,950)
Net change in cash, cash equivalents and restricted cash	$180,026	$(143,416)
Cash Flows from Operating Activities
During the nine months ended October 31, 2025, cash used in operating activities was $6.7 million, which consisted of a net loss of $233.8 million, adjusted by non-cash charges of $344.3 million and a net cash outflow of $103.7 million from changes in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization expense of $157.3 million, equity-based compensation of $203.0 million, amortization of contract acquisition costs of $27.8 million, amortization of debt discount and issuance costs, including the early write-off of issuance costs related to the repayment of the Term Loans and termination of the 2022 Revolving Credit Facility of $17.3 million, provision for credit losses of $4.9 million and fair value adjustments to contingent consideration of $1.6 million, partially offset by deferred taxes of $67.6 million. The net cash outflow from changes in operating assets and liabilities was primarily a result of an increase in deferred contract acquisition costs of $45.7 million due to an increase in our sales, an increase in contract assets of $33.3 million primarily due to growth in our revenue and the timing of invoices and payments, a decrease in accrued expenses and other liabilities of $58.1 million due to the timing of cash disbursements primarily related to bonuses and commissions, the settlement of vested EARs and cash settled awards, and interest payments and fees paid to Thoma Bravo, and an increase in prepayments and other current assets of $13.0 million. The outflows were partially offset by a decrease in accounts receivable of $33.8 million due to the timing of receipts of payments from customers and an increase in deferred revenue of $11.0 million.

During the nine months ended October 31, 2024, cash used in operating activities was $120.2 million, which consisted of a net loss of $235.7 million, adjusted by non-cash charges of $156.7 million and a net cash outflow of $41.2 million from changes in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization expense of $185.6 million, equity-based compensation of $24.0 million, amortization of contract acquisition costs of $17.3 million, amortization of debt discount and issuance costs of $3.3 million and provision for credit losses of $1.8 million, partially offset by deferred taxes of $75.2 million. The net cash outflow from changes in operating assets and liabilities was primarily a result of an increase in deferred contract acquisition costs of $41.2 million due to an increase in our sales, an increase in contract assets of $12.1 million primarily due to growth in our revenue and the timing of invoices and payments, an increase in prepayments and other assets, current and non-current, of $5.4 million primarily due to the implementation of cloud computing arrangements, and a decrease in deferred revenue of $3.0 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services. The outflows were offset by an increase in accrued expenses of $12.8 million due to the timing of cash disbursements, including commissions and bonuses, and an increase in accounts payable of $3.3 million as a result of higher operating expenses to support our growth and timing of vendor invoices and payments, and a decrease in accounts receivable of $4.3 million due to the timing of receipts of payments from customers.
Cash Flows used in Investing Activities
During the nine months ended October 31, 2025, cash used in investing activities was $28.7 million, consisting primarily of $8.2 million for capitalized software development costs, $16.2 million for asset acquisition and $4.2 million in purchases of property and equipment.
During the nine months ended October 31, 2024, cash used in investing activities was $16.3 million, consisting primarily of $7.8 million for capitalized software development costs, $4.7 million in net cash paid for business acquisitions and $3.8 million in purchases of property and equipment.
Cash Flows from Financing Activities
During the nine months ended October 31, 2025, cash provided by financing activities was $202.0 million primarily due to the proceeds from our IPO, net of underwriting discounts and commissions of $1,259.7 million, partially offset by the repayment of our Term Loans of $1,040.0 million, payments of deferred offering costs of $8.6 million, payments of holdback and contingent consideration of $6.4 million and payments of debt issuance costs related to our 2025 Credit Agreement of $2.7 million.
During the nine months ended October 31, 2024, cash used in financing activities was $7.0 million, primarily consisting of $5.9 million for the repurchase of Class A Units and Class B Units and $1.1 million for the payment of deferred offering costs.
Material Cash Commitments

Except for the debt extinguishment discussed in Note 7 to our condensed consolidated financial statements, there were no significant changes outside the ordinary course of business to our material cash requirements disclosed in the fiscal 2025 Form 10-K.
We did not have any material off-balance sheet arrangements during the periods presented or as of October 31, 2025.
Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting estimates for the three months ended October 31, 2025 from those discussed in the fiscal 2025 Form 10-K, except as described below:

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. There have been no material changes in our market risk exposures for the nine months ended October 31, 2025 as compared to those discussed in our fiscal 2025 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer (“PEO”) and principal financial officer (“PFO”), to allow timely decisions regarding disclosure. Our management, with the participation of our PEO and PFO, has evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2025 and, based on such evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) during the fiscal quarter ended October 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements

During the three months ended October 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below:

Name and Title	Action	Date of Adoption or Termination	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration
Matt Mills, President	Adoption	September 19, 2025	Rule 10b5-1 trading arrangement	Up to 240,000 shares to be sold	December 15, 2026(2)
Mark McClain, Chief Executive Officer and Director	Adoption	October 3, 2025	Rule 10b5-1 trading arrangement (sell-to-cover transactions relating to all equity awards that have or may be granted)	Indeterminable number of shares to be sold(3)	Indeterminable(3)

Matt Mills, President	Adoption	October 3, 2025	Rule 10b5-1 trading arrangement (sell-to-cover transactions relating to all equity awards that have or may be granted)	Indeterminable number of shares to be sold(3)	Indeterminable(3)
Brian Carolan, Chief Financial Officer	Adoption	October 3, 2025	Rule 10b5-1 trading arrangement (sell-to-cover transactions relating to all equity awards that have or may be granted)	Indeterminable number of shares to be sold(3)	Indeterminable(3)
Abby Payne, Chief People Officer	Adoption	October 3, 2025	Rule 10b5-1 trading arrangement (sell-to-cover transactions relating to all equity awards that have or may be granted)	Indeterminable number of shares to be sold(3)	Indeterminable(3)
Mitra Rezvan, Chief Accounting Officer	Adoption	October 5, 2025	Rule 10b5-1 trading arrangement (sell-to-cover transactions relating to all equity awards that have or may be granted)	Indeterminable number of shares to be sold(3)	Indeterminable(3)
Chris Schmitt, Executive Vice President, General Counsel, and Secretary	Adoption	October 6, 2025	Rule 10b5-1 trading arrangement (sell-to-cover transactions relating to all equity awards that have or may be granted)	Indeterminable number of shares to be sold(3)	Indeterminable(3)
Chandrasekar (Chandra) Gnanasambandam, Executive Vice President of Product and Chief Technology Officer	Adoption	October 6, 2025	Rule 10b5-1 trading arrangement (sell-to-cover transactions relating to certain equity awards that have granted and all equity awards that may be granted)	Indeterminable number of shares to be sold(3)	Indeterminable(3)

(1) Each trading arrangement listed as a “Rule 10b5-1 trading arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (the “Rule”) and, among other things, only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.
(2) This trading arrangement permits transactions through and including the earliest to occur of (a) the completion of all sales of shares subject to the arrangement, (b) the date listed in the “Duration” column, and (c) the occurrence of such other termination event as specified in the arrangement.
(3) This sell-to-cover arrangement provides solely for the automatic sale of shares that would otherwise be issuable in respect of a covered equity award in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation. The number of shares that will be sold pursuant to this trading arrangement to satisfy applicable tax withholding obligations upon vesting is not currently determinable because the number will vary depending on the market price of our common stock, the extent to which vesting conditions are satisfied, and future equity awards, if any. The duration of this arrangement is also not currently determinable because the expiration date is dependent on future events that cannot be known at this time, including the final vest date of equity awards subject to this trading arrangement and the officer’s termination of service.
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

SailPoint, Inc.

Date: December 10, 2025	By:	/s/ Brian Carolan
Brian Carolan Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: December 10, 2025		/s/ Mitra Rezvan
Mitra Rezvan Chief Accounting Officer (Principal Accounting Officer)