Form 10-K
period 2026-01-31
SailPoint, Inc.
filed 2026-03-19
CIK 2030781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-K
________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the stock of the registrant as of July 31, 2025 (based on a closing price of $22.34 per share) held by non-affiliates was approximately $1.5 billion.
The registrant had 563,803,428 shares of common stock outstanding as of March 13, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2026.

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
Any forward-looking statements made by us are based only on information available to us as of the date on which such statements are made and speaks only as of such date. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after such date or to reflect new information or the occurrence of unanticipated events, except as required by law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
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
•We face intense competition in our market, both from larger, well-established companies and from emerging companies and technologies, and we may lack sufficient financial and other resources to maintain and improve our competitive position.
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

PART I
ITEM 1. BUSINESS
Overview

SailPoint, Inc. (together with its consolidated subsidiaries, as appropriate, “SailPoint,” the “Company,” “our,” or “we”) delivers solutions to enable adaptive identity security for the enterprise. We do this via the SailPoint Platform that unifies identity data across systems and identity types, including employee identities, non-employee identities, machine identities, and AI agents for real-time governance. Our SaaS and customer-hosted offerings leverage intelligent analytics to provide organizations with critical visibility into which identities currently have access to which resources, which identities should have access to those resources, and how that access is being used. Our solutions enable organizations to establish, control, and automate policies that help them define and maintain a robust security posture and achieve regulatory compliance. Powered by AI, our solutions enable organizations to overcome the scale and complexity of managing identities in real-time across dynamic, complex IT environments.

The evolving threat landscape requires a more adaptive, context-aware identity security approach than ever before. The number of cyber attacks continues to increase at an accelerating rate, fueled in part by the adoption of AI by threat actors. This has lowered the barrier for sophisticated attacks and enabled threat actors to scale their efforts with unprecedented efficiency. The consequences are significant, and the attack surface has expanded dramatically with the rapid growth of non-human identities in recent years, which now vastly outnumber human identities. Every AI agent and automated process requires an identity to access data and systems, creating thousands of new potential targets for attackers that often operate outside of traditional security processes. These compromised identities, both human and non-human, enable attackers to access sensitive applications and data, presenting a significant and growing risk to organizations.

A fundamental shift, driven by the proliferation of AI, is reshaping the IT environment and expanding the complexity of digital identities organizations must manage. This complexity arises from the convergence of three dimensions: the identities themselves, the systems and data they access, and the risk level of that access. Identities have expanded beyond human users to include a rapidly growing number of non-human identities like AI agents and machines. These identities require access to sensitive data distributed across complex multi-cloud environments, and how they access these resources has become increasingly dynamic. This new reality makes traditional, static security insufficient. Instead, an adaptive security layer is needed that understands the context between every identity, data asset, and access attempt. These challenges, compounded by a widening cybersecurity skills gap and increasing regulatory pressures, create a clear demand for more effective identity security solutions.

We believe that providing this adaptive layer of identity security is fundamental to securing the modern enterprise. We pioneered the market for enterprise identity governance and have evolved our solutions to address these complex, converging dimensions of enterprise security. The SailPoint Platform is designed to deliver deep, rich, and real-time identity context, enabling organizations to effectively secure their business and data.

During our 20-year history, we have continuously evolved our offerings to address the most pressing challenges in identity security. We offer multiple identity solutions to meet the diverse needs of our customers across a full range of deployment options. The SailPoint Identity Security Cloud is built on our unified platform and enables organizations to consume our identity solution as a SaaS offering. It delivers the critical elements needed to build, maintain, and scale a strong enterprise-class identity security environment. IdentityIQ is our customer-hosted identity security solution and meets the needs of organizations that are not able or ready to implement a SaaS solution.

Together, our solutions address nearly all types of enterprise identities, including both human and non-human identities and their access to many types of enterprise resources, spanning data and applications. This enables smarter access decisions, improves business processes, and delivers a deeper understanding of identity and access across the enterprise.

Our solutions are underpinned by several key differentiators:

•The foundation: Deep identity context

We map the complex relationships between different types of identities, including humans, machines, and AI agents and the applications, entitlements, and sensitive data they can access. This creates a single source of truth for identity, which we believe is the essential bedrock for building an effective security strategy.

•The intelligence layer: AI-driven governance
SailPoint enriches this foundational data with a powerful layer of artificial intelligence and decades of governance expertise. This transforms raw data into actionable security insights. Key capabilities include providing AI-driven recommendations to automate and improve access decisions.

•The outcome: Real-time & adaptive identity security
Building on the foundational context and AI-driven intelligence, SailPoint's vision is to deliver the next generation of identity security that not only manages identity but actively and autonomously defends the enterprise in real-time through advanced capabilities like securing modern AI and machine identities and integrating identity information directly with security operations.

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

Expand Existing Customer Relationships

Our customer base of approximately 3,235 organizations, as of January 31, 2026, provides significant expansion opportunities. The evolving threat landscape, increasing complexity of the IT environment, and number and scope of identities require a more comprehensive identity security approach than ever before. As our customers adopt new technologies such as AI, continue to add non-employee and machine identities, and implement more comprehensive identity security strategies, we see a substantial opportunity to increase our relationships with existing customers through the increased adoption of our solutions. We have invested in enhancing our solutions by organically and inorganically adding new capabilities, including securing and managing agents and machines, identity graphs for context, data access governance, and application onboarding and management.

Continue to Leverage and Expand Network of Partners and Alliances

Our go-to-market partners and alliances help us extend our reach, serve our customers more effectively, and expand our addressable market. We see a significant opportunity to increase the number of customers we can serve through our systems integrator and managed service provider ("MSP") partnerships. Additionally, our technology alliance partners help us extend our reach throughout a customer’s IT environment with integrations with products like Amazon Web Services ("AWS"), Proofpoint, SAP, and ServiceNow.

Expand our Global Footprint

Today, we offer our solutions in more than 65 countries. During the fiscal years ended January 31, 2026 and 2025, we generated 35% and 32%, respectively, of our revenue from outside of the United States. We believe there is a significant opportunity to deepen our existing global footprint and drive incremental sales and new client acquisitions in new territories by leveraging our existing relationships with global system integration and channel partners.

Continue to Innovate and Expand Our Portfolio

As a recognized leader and innovator in identity security, we actively work to define the future of the market and deliver the next generation of identity security. We have strategically expanded our pioneering portfolio with the recent launch of innovative capabilities: agent identity security, observability and insights, and universal privilege features. Our commitment to innovation is further demonstrated by our significant investment in AI. This dual-pronged strategy enhances our own solutions with intelligent capabilities while simultaneously empowering our customers to adopt and secure their own AI initiatives with confidence.

Our Products

Identity Security Cloud

Identity Security Cloud is our cloud-based identity security solution, which allows organizations to centrally discover, manage, and secure all enterprise identity types, and the data and cloud infrastructure associated with them. This offering is built on the SailPoint Platform, our unified, extensible, multi-tenant SaaS platform. SailPoint Atlas is the intelligent foundation of the SailPoint Platform, engineered to unify identity, data, and security intelligence for comprehensive identity security. It provides the core services that connect every identity, entitlement, and risk signal across the enterprise. It powers Identity Security Cloud and its advanced capabilities by bringing together AI, automation, and a scalable architecture to centrally discover, manage, and secure all identity types across enterprise applications, data, and infrastructure.

The SailPoint Platform enables Identity Security Cloud to unify several capabilities into a single pane of glass and is extensible to allow for the development of new capabilities and modules over time. Throughout our SaaS transformation, we were intentional in taking a longer and more expensive path, decomposing logic that held key intellectual property and rebuilding those same components in a new scalable micro-services-based architecture, to ensure our ability to maximize customer value into the future.

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

Our Identity Security Cloud features a set of fully integrated capabilities, including:

•Lifecycle Management: Automates the entire identity journey, from day one and beyond. We streamline access with Automated Provisioning based on user lifecycle events and roles, while our self-service portal allows users to request access with configurable approvals. To drive smarter, faster decisions, our platform provides AI-powered Access Recommendations based on peer group analysis and leverages generative AI to generate clear, easy-to-understand descriptions for technical entitlements. With our offerings, business users can actively change user access through automatic provisioning via a large library of direct connectors for thousands of applications such as Workday and SAP or synchronization with IT service management solutions such as ServiceNow.

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

•Harbor Pilot suite of AI agents: Streamlines identity security operations by translating natural language into powerful actions. The Admin Search Agent enables administrators to ask complex questions and receive real-time insights about security risks and compliance within their environment. Similarly, the Documentation Agent allows any user to find precise answers instantly from a vast repository of documentation and policies. To accelerate automation, the Workflows Agent leverages simple prompts to expertly build sophisticated workflows, which administrators can then review and implement with ease.

In addition to the core integrated capabilities, organizations can extend the value of our Identity Security Cloud with additional products, including:

•SailPoint Agent Identity Security: Delivers comprehensive governance, compliance, and security outcomes for AI agents, enabling organizations to aggregate and discover identities from various platforms, assign ownership, and certify and govern those identities within a single platform. SailPoint Agent Identity Security (“AIS”) is designed to govern the new AI workforce from the ground up. With AIS, customers can gain the confidence to innovate, knowing that every identity, whether human, machine, or AI, is secured under one comprehensive identity platform.

•Machine Identity Security ("MIS"): Enables organizations to achieve governance, compliance, and security outcomes for machine accounts. With MIS, organizations can discover, classify, assign, certify, and oversee ownership of service accounts, bots, and other machine accounts with minimal configuration adjustments and without extensive manual processes. MIS consolidates the securing of machine accounts to allow for full lifecycle coverage and reduces the risk of orphaned or unmanaged accounts. With an intuitive interface, MIS can assign human owners, periodically and consistently review configuration, and enhance compliance across the IT infrastructure while safeguarding critical systems.

•SailPoint Observability & Insights: Enables enterprises to move from raw data to contextual insight, providing clarity into access relationships across the business. With advanced visualization, enriched metadata, and powerful analysis features, organizations can confidently govern identity access, reduce exposure, and respond faster to threats. SailPoint Observability & Insights delivers a continuous, interactive view of identities, entitlements, and access relationships. It helps organizations improve identity hygiene, spot risky access paths, and strengthen governance through graph visualization and contextual metadata. It bridges the gap between identity and security teams by providing clarity into who has access to what and how.

•SailPoint Accelerated Application Management: An intelligent, scalable solution for application governance that gives enterprises immediate visibility into application landscapes and reduces reliance on application owners and IT teams without long implementation cycles.

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

•Cloud Infrastructure Entitlement Management ("CIEM"): Empowers organizations to extend identity security to their cloud infrastructure, including AWS, Google Cloud Platform, and Microsoft Azure, to ensure compliance and security throughout their entire technology ecosystem. CIEM enables customers to discover, manage, govern, and remediate enterprise cloud infrastructure access with a single approach, gaining deeper understanding of their cloud resources and better visibility into their business user’s cloud privileges. Leveraging AI, CIEM enables cloud resource entitlement permissioning, not only on an access level, but on an action level, determining a business users' ability to read, write, and administrate cloud data.

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

•SailPoint Application Onboarding: A capability for Identity Security Cloud that uses AI-driven recommendations to quickly apply core identity security functionality to enterprise applications.

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

•SailPoint AI: Proactively provides visibility at speed and scale to determine access needs and potential security breaches associated with risky access policy to optimize security management. Our SailPoint AI capability is built to provide our IdentityIQ customers with additional AI features, such as recommendations and role discovery, by leveraging elements of our platform to streamline management.

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

The SailPoint Platform

SailPoint delivers a security platform engineered to unify identity, data, and security intelligence in real time. This integrated context is what enables adaptive identity with the ability to continuously adjust access and security decisions in response to threat signals, context, and business dynamics.

At its core, our vision for the SailPoint Platform embodies six design principles that we believe define modern identity security:

•Identity-first, data-first: Every access decision is informed by integrated identity and data context.

•Unified Context: A single platform where human and digital identities, policies, and data all interconnect through one data model and one graph as needed.

•AI as a Core Fabric: Machine learning drives entitlement classification, privilege definition, and informed decision making.

•Just-in-time and real-time: Access is dynamic, as needed, and risk-aware, shifting away from static, standing privilege.

•Security In-Line: Identity context flows directly into the security operations center for proactive detection and rapid response.

•Robust extensibility: SailPoint’s robust extensibility layer uses event triggers, APIs, and shared signals to automate access decisions, enforce policy, detect issues early, and reduce identity risk across systems.

SailPoint Atlas is the intelligent foundation of the SailPoint Platform, engineered to unify identity, data, and security intelligence for comprehensive identity security. It provides the core services that connect every identity, entitlement, and risk signal across the enterprise. It powers Identity Security Cloud and its advanced capabilities, enabling organizations to establish a robust and automated identity security posture.

By leveraging a unified data model, advanced AI services, and a powerful policy engine, Atlas provides the identity context necessary to move from static controls to dynamic, adaptive governance. It fortifies enterprises by strengthening access controls with unique insights and simplifying governance, ensuring security, efficiency, and adaptability in a dynamic digital landscape. Common services include:

•Connectivity: Connect the entire ecosystem with tens of thousands of integrations that extend identity context across hybrid environments, enabling centralized visibility, management, and control of access.

•Extensibility: Extends identity security across the ecosystem with SailPoint’s extensible framework—connecting HR, ITSM, IaaS, and SIEM systems through APIs and event triggers to automate workflows, enhance visibility, and strengthen the security posture.

•Data Model: Creates a connected data fabric that normalizes identity, entitlement, and risk data. This establishes a single source of truth for identity context, eliminating silos and powering AI-driven insights.

•AI Services: Embeds AI and machine learning to analyze patterns, provide entitlement descriptions, detect anomalies, and drive intelligent access recommendations, continuously improving governance accuracy.

•Workflow Infrastructure: Automates complex identity lifecycle processes, from onboarding to offboarding, through no-code, configurable workflows and adaptive, multi-step approvals.

•Security Infrastructure: Enables dynamic, real-time coordination between identity and security ecosystems. By integrating with SIEM, SOAR, and other security tools, it facilitates automated, identity-centric threat response actions.

•Privilege Infrastructure: Enables discovery and real-time control of privilege across all identities.

•Policy Engine: Enables consistent, dynamic enforcement of intuitively defined rules and conditions in real time across a wide variety of features including SoD, access request and approval, certifications, non-employee risk management, and privilege access including just-in-time access.

•Insights and Reporting: Turns identity data into actionable insights to make better decisions faster, spot risky access sooner, & maintain an optimized access model for better security.

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

Connector Library and Ecosystem

Our solutions offer connectivity to over 1,200 applications through their extensive connector library. In addition, customers have used this same library to connect to over 25,000 custom applications. Our solutions leverage AI technology to automatically map application data models to the SailPoint Identity Cube, dramatically reducing the “long tail” of application integration efforts that typically hinder identity deployments.

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

Customers

We have a diverse global customer base with approximately 3,235 organizations in more than 65 countries as of January 31, 2026. Our customers include leading organizations in a diverse set of industries including financial services, media, energy and utilities, technology, life sciences, and healthcare, as well as government agencies and public universities and represent 53% of the Fortune 500 and 29% of the Forbes Global 2000.

Our business is not dependent on any particular customer, and no customer accounted for more than 10% of our revenues for the year ended January 31, 2026, 2025, and 2024.

Research and Development

Innovation is one of our core values, and it is at the heart of how we think and do business. We believe ongoing and timely development of new products and features is imperative to maintaining our competitive position. We have taken a global approach to building a robust research and development team, with engineers and team members located in the United States as well as internationally across India, Mexico, Israel, the United Kingdom, and Canada. Along with our global approach, we also staff our research and development team with both experienced industry engineers and the next generation of talent well versed in advanced technology and AI development. As of the year ended January 31, 2026, 2025, and 2024, our research and development expenses totaled approximately $223.0 million, $169.7 million, and $180.8 million, respectively. Additionally, we have been, and will continue to be, deliberate and programmatic in leveraging technology acquisitions.

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

As part of our selling engagements, we employ a consultative, playbook-based selling approach that emphasizes understanding the unique value our solutions bring to each customer. Our sales process includes developing thorough business cases and proofs of value, providing customers with a clear and prescriptive path to successful implementation. This method is supported by overlay resources, including technical specialists and forward deployed engineers who assist in the sales process, ensuring that our solutions are presented with the necessary technical depth and clarity.

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

Marketing

Our marketing charter is to be an AI-first, data-driven, and customer-obsessed team that relentlessly accelerates our growth and innovation. Our strategy is focused on the following core areas: driving strong global brand awareness and differentiation for us, leveraging digital and AI marketing tools to engage potential buyers and create a strong and targeted pipeline for our sales force, and helping our customers accelerate their adoption and success as their trusted partner. Our data-driven digital approach to marketing is tightly aligned to the needs of our addressable market and provides agility to leverage market opportunities in a targeted and timely fashion.

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

•Our pipeline generation and maturation efforts focus on efficiently engaging targeted accounts and maturing them through their buyer’s journey. Our programs include digital campaigns and webinars, Account Based Marketing (ABM), virtual/physical events such as Navigate and other conferences, and executive roundtables. We also work closely with our key partners to develop joint solutions, run joint go-to-market motions, and extend the reach to a broader spectrum of the targeted accounts and audience that our partners may have strong relationships with.

•Our customer engagement efforts include customer onboarding and education communications, customer reference development, executive advisory boards, and community development and engagement.

Our marketing programs are executed with a combination of centralized global initiatives and regional specific programs tailored to three major geographies: (i) the Americas, (ii) EMEA, and (iii) Asia-Pacific (“APAC”). Our typical audience includes IT and security professionals, including Chief Information Officers, Chief Information Security Officers ("CISOs"), and key identity decision makers, and has recently expanded to include key lines of business decision makers in finance, legal, HR, and accounting as identity security has become a greater strategic imperative. With the expansion of digital identities for agents and machines, we are also targeting new personas such as application owners and data and AI leaders.

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

Alliances and Strategic Relationships

As a core part of our strategy, we have cultivated strong relationships with partners to help us increase our reach. We have developed a large partner network consisting of technology partners, system integrators, value-added resellers, and MSPs. In the year ended January 31, 2026, greater than 90% of our new customer transactions involved our partner network. We believe that our extensive partnership network enables us to provide the most complete identity security solution to our customers.

Technology Partners

The SailPoint Technology Alliance Program is a technology partnering network that leverages familiar standards and methods that make it easy to share identity context and configure identity-specific policies across disparate systems. Program offerings include access to SailPoint SDKs and APIs, developer support, and cloud-based certification services. The program comprises over 130 technology and implementation partners.

We have partnered with industry leaders across a spectrum of technologies that enable organizations to integrate their entire security, mobility, cloud, and applications infrastructure into our platform so that breaches can be better identified, mitigated, and contained and operations can be streamlined. Solutions from companies such as AWS, Palo Alto Networks (CyberArk), Proofpoint, SAP, and ServiceNow that are plugged into our open identity platform through APIs provide our customers value-added capabilities to build an identity-aware enterprise.

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

As an organization that continues to rapidly grow and evolve, we look for feedback from our crew to stay on course. Our annual “Crew’s Views” global employee engagement survey gives us the data we need to focus on areas where we can make the most impact. Over each of the last four years that we conducted the survey, employee participation exceeded 80% and overall team member satisfaction exceeded 82%. Externally, we’ve been recognized as an employer of choice for parents and millennials. Since November 2021, we’ve been a certified “Great Place to Work,” and we’ve been listed as a Best Workplace in Texas six years in a row. We’ve also been noted as a Best Workplace in Technology the past three years and have been featured on several other “Best Places to Work” lists, including Fortune, Built In, and Glassdoor.

As we work to execute our growth strategy, we continue to invest in human capital resources that will sustain and fuel that growth. As of January 31, 2026, we had a total of 3,229 employees. While most organizations post-pandemic have reverted to requiring mandatory days in-office, we recognize that there’s no perfect one-size fits all solution. We have realized many benefits in allowing crew to continue working remotely, so we seek to provide them with flexibility and empower team leaders to get their crew members together when it makes sense. This approach supports crew wellbeing and reflects our commitment to providing an environment for all our team members to succeed and thrive.

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

Competition

We operate in a highly competitive market characterized by constant change and innovation. Our competitors include large public companies, such as IBM, Microsoft, and Oracle that offer identity solutions within their product portfolios, and identity centric solution providers, including Palo Alto Networks (CyberArk), Okta, and One Identity. There are also a number of smaller scale, regional, or specialist identity security solution providers that we compete with in certain situations, in addition to emerging technologies that leverage AI and agentic AI in an effort to compete in this market. We believe the principal competitive factors in our market include:

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

•Ability to innovate, including the ability to leverage AI, and respond to customer needs rapidly;

•Quality and responsiveness of support organizations;

•Total cost of ownership;

•Ease of use; and

•Customer experience.

Some of our competitors have significantly greater financial, technical, and sales and marketing resources, as well as greater name recognition, in some cases within particular geographic regions, and more extensive geographic presence than we do. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business and Industry—We face intense competition in our market, both from larger, well-established companies and from emerging companies and technologies, and we may lack sufficient financial and other resources to maintain and improve our competitive position.” However, we believe we compete favorably with our competitors based on all the factors above.

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

We control access to and use of our solutions and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners, and our software is protected by U.S. and international copyright and trade secret laws. As of January 31, 2026, we had 80 issued patents and 22 patent applications pending in the United States and no issued patents or patent applications pending internationally, in each case relating to certain aspects of our technology. Also as of January 31, 2026, the expiration dates of our issued patents ranged from 2026 to 2044. See Part I, Item 1A, “Risk Factors—Risks Related to Our Technology and Our Intellectual Property Rights—If we fail to obtain, maintain, protect, defend, or adequately enforce our intellectual property or proprietary rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue, and incur costly litigation to protect our rights” for information regarding potential risks associated with our intellectual property and our ability to protect it.

Legal Proceedings

We are not currently a party to, nor is our property currently subject to, any material legal proceedings other than ordinary routine litigation incidental to the business, and we are not aware of any such proceedings contemplated by governmental authorities.

Facilities

Our corporate headquarters in Austin, Texas, consists of approximately 165,000 square feet of space under a lease that expires in April 2029. We also have additional office space under traditional leases in Pune, India; Tel Aviv, Israel; and London, United Kingdom and under coworking arrangements in various locations in North and South America, Europe, and Asia.

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

Compliance and Certifications

We are committed to protecting critical business information belonging to SailPoint and the customers and partners we serve. In support of this commitment, we adhere to and maintain a number of security and privacy related certifications, attestations, and governance frameworks, which include the following:

•Information Security Management System (ISMS) in alignment with ISO/IEC 27001;

•Privacy Management System (PIMS) in accordance with ISO/IEC 27701;

•Controls defined in ISO/IEC 27017:2015 for cloud service security and ISO/IEC 27018:2019;

•Certification with the EU-U.S. Data Privacy Framework, the Swiss-U.S. Data Privacy Framework, and the UK Extension to the EU-U.S. Data Privacy Framework;

•Product assessments that include SOC 1 Type 2 reports and SOC 2 Type 2 reports;

•C5 (Cloud Computing Compliance Criteria Catalogue) Type 2 report;

•TISAX® (Trusted Information Security Assessment Exchange) Assessment Level AL3 and Assessment Level AL2.5;

•CSA STAR Level 2 certification under the Cloud Security Alliance’s Security, Trust, Assurance, and Risk (STAR) program;

•Assessment under Australia’s Information Security Registered Assessors Program (IRAP) at a PROTECTED level;

•U.S. FedRAMP® (Federal Risk and Authorization Management Program) Moderate ATO (Authority to Operate) for our SaaS-based solution, Identity Security Cloud;

•GovRAMP™ (Government Risk and Authorization Management Program) authorization; and

•Common Criteria (CC) certification.

Collectively, these certifications, attestations, and governance frameworks demonstrate our continued investment in maintaining robust security controls, meeting evolving regulatory expectations, and strengthening the trust placed in us by customers, partners, and investors.
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
ITEM 1A. RISK FACTORS
The nature of the business activities conducted by the Company subjects it to certain hazards and risks. A description of some of the material risk factors that make an investment in the Company speculative or risky is set forth below. Such description reflects the Company's beliefs and opinions as to factors that could materially harm the Company's business, financial condition, or results of operations and impair the Company's ability to implement business plans. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. In addition, other risks are described in Part I, Item 1. “Business—Competition,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.—Liquidity and Capital Resources” and Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” These risks and those described below are not the only risks facing the Company. The Company’s business could also be affected by additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial.
Risks Related to Our Business and Industry

We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth.

We have experienced rapid growth in recent years. Our revenue grew from $699.6 million to $1.1 billion from the fiscal year ended January 31, 2024 to the fiscal year ended January 31, 2026. Our revenue growth may not continue at a level consistent with historical performance. We believe our revenue growth depends on a number of factors, including, but not limited to:

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

We believe our future success will depend in large part on the growth, if any, in the market for identity security solutions. The market for identity security solutions, including our platform and identity security solutions, is rapidly evolving. Rapid advancement in AI technologies and capabilities further add to this state of evolution. As such, it is difficult to predict this market’s potential growth, if any, customer adoption and retention rates, customer demand for identity security platforms, or the success of competitive products. Any expansion in this market depends on a number of factors, including the cost, performance, and perceived value associated with our platform and identity security solutions and similar solutions of our competitors, including preference to manage security with existing infrastructure security tools alone, rather than investing in a platform-based identity security solution. The markets for some of our solutions are new, unproven, and evolving, and our future success depends on growth and expansion of these markets. If our platform and identity security solutions do not achieve widespread adoption or there is a reduction in demand for our platform and identity security solutions due to a lack of customer acceptance, technological challenges, competing products or solutions, privacy concerns, decreases in corporate spending, weakening economic conditions or otherwise, it could result in early terminations, reduced customer retention rates, or decreased revenue, any of which would adversely affect our business, financial condition, and results of operations.

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

•foreign exchange gains and losses related to expenses and sales (including operating metrics such as ARR) denominated in currencies other than the U.S. dollar or the functional currencies of our subsidiaries;

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

We face intense competition in our market, both from larger, well-established companies and from emerging companies and technologies, and we may lack sufficient financial and other resources to maintain and improve our competitive position.

The market for identity security solutions is intensely competitive and is characterized by constant change and innovation. We face competition from large, well-known enterprise software vendors that offer identity solutions within their product portfolios, pure play identity vendors (including new market entrants), vendors with whom we have not traditionally competed but who may either introduce new products or incorporate features into existing products that compete with our solutions, and various offerings utilizing AI and agentic AI. For example, our competitors include large public companies, such as IBM, Microsoft, and Oracle that offer identity solutions within their product portfolios, and identity centric solution providers, including Palo Alto Networks (CyberArk), Okta, and One Identity.

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

New start-up companies that innovate and competitors that are making significant investments in research and development may invent similar or superior products and technologies that compete with our solutions, including technologies that heavily utilize AI and agentic AI, and our business could be materially and adversely affected if such technologies or products are widely adopted. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors, or continuing market consolidation. The development process for competitive offerings that leverage AI and agentic AI technologies in particular may be more condensed than ours, accelerating the time that it takes for such offerings to become available in the market to compete with existing offerings. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue, and gross margins, increased net losses, and loss of market share. Any failure to meet and address these factors would adversely affect our business, financial condition, and operating results.

We anticipate that our operations will continue to increase in complexity as we grow, which will add additional challenges to the management of our business in the future.

Our business has experienced significant growth and is becoming increasingly complex. We increased the number of our employees from 2,379 at January 31, 2024 to 3,229 at January 31, 2026 and the number of countries in which we have employees from 22 at January 31, 2024 to 24 at January 31, 2026. We have also experienced growth in the number of our customers from over 2,760 at January 31, 2024 to approximately 3,235 at January 31, 2026. We expect this growth to continue and for our operations to become increasingly complex. To effectively manage this growth, we have made, and plan to continue to make, substantial investments to improve our operational, financial, and management controls, as well as our reporting systems and procedures. Our success will depend in part on our ability to manage this complexity effectively without undermining our corporate culture, which we believe has been central to our success. If we are unable to manage this complexity, our business, operations, operating results, and financial condition may suffer.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of the Nasdaq Global Select Market (“Nasdaq"). The requirements of these rules and regulations have increased our legal, accounting, and financial compliance costs, could make some activities more difficult, time-consuming, and costly, and could place significant strain on our personnel, systems, and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting- and technology-related costs and significant management oversight.

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

We believe that maintaining and enhancing our reputation as a leader and innovator in the market for identity security solutions is critical to our relationship with our existing customers and our ability to attract new customers. The successful promotion of our brand attributes will depend on a number of factors, including our marketing efforts, our ability to continue to develop high-quality solutions, and our ability to successfully differentiate our platform and solutions from competitive products and services across a rapidly evolving market landscape, including changing buyer preferences, new technologies, and shifting channels through which customers discover and evaluate solutions. As our platform, product portfolio, and target markets continue to expand, we may face increased challenges in maintaining clear, consistent, and effective messaging regarding our value proposition, differentiation, and brand positioning. Our brand promotion activities may not be successful or yield increased revenue. Changes in digital marketing ecosystems, search engine algorithms, social media platforms, and AI-driven discovery tools or answer engines may also reduce the visibility, reach, or effectiveness of our content and brand messaging, which could adversely affect our ability to generate awareness, demand, and customer trust.

In addition, independent industry analysts often provide reports on our solutions, as well as those of our competitors, and perception of our solutions in the marketplace may be significantly influenced by these reports. If these reports are negative, or less positive as compared to those of our competitors, our reputation may be adversely affected. Our reputation may also be harmed by negative publicity, unfavorable social media commentary, misinformation, or other third-party statements, whether or not accurate, which can spread rapidly and be difficult to counteract. Additionally, the performance of our channel partners may affect our brand and reputation if customers do not have a positive experience with our solutions as implemented by our channel partners or with the implementation generally. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new geographies and vertical markets, and as more sales are generated through our channel partners. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand and reputation, our business and operating results may be adversely affected.

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

At January 31, 2026, we had customers in over 65 countries and employees in 24 countries, and we intend to continue expanding our international sales and marketing operations.

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

•global and domestic political instability, economic sanctions, terrorist activities, or international conflicts, including the conflicts in the Middle East (e.g., in Iran, Israel, and the surrounding areas) and between Russia and Ukraine, for example, which have in the past and may in the future impact the operations of our business or the businesses of our customers;

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

Global business activities face widespread macroeconomic uncertainties, and our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy in the United States, Europe, or Asia and in the global economy, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation and efforts to control further inflation, rising interest rates, bank failures, international trade relations, political turmoil (such as the conflicts in the Middle East (e.g., in Iran, Israel, and the surrounding areas) and between Russia and Ukraine, for example), potential U.S. federal government shutdowns, natural catastrophes, warfare, and terrorist attacks could cause a decrease in business investments by existing or potential customers, including spending on technology, and negatively affect the growth of our business. As an example, in the United States, capital markets have experienced and continue to experience volatility and disruption. Furthermore, inflation rates in the United States have recently increased to levels not seen in decades. Global economic and global and domestic political uncertainty may cause some of our customers or potential customers to curtail spending generally, or IT and identity security spending specifically, and may ultimately result in new regulatory and cost challenges to our international operations.

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

We have employees and contractors in locations throughout the Middle East, Europe, and Asia, including in Israel. If the global effect of the ongoing conflict in Israel and the surrounding area or the ongoing conflict between Russia and Ukraine escalates or expands, our ability to conduct business in these regions could be adversely impacted, potentially resulting in delays to product development, sales and marketing, and other key business functions. Additionally, as a result of geopolitical conflicts, including in Russia and Iran, we may face a heightened risk of state-sponsored cyber attacks in the near term. Our competitors, many of whom are larger and have greater financial resources than we do, may respond to challenging market conditions by lowering prices in an attempt to attract our customers, which may require us to respond in kind and may negatively impact our existing customer relationships and new customer acquisition strategy. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our identity security solutions. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP") requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the fair value allocation of multiple performance obligations in revenue recognition, the expected period of benefit of contract acquisition costs, the assumptions underlying the fair value used for equity-based compensation expense for awards prior to our IPO, and estimated useful lives and impairment of intangible assets and goodwill arising from business combinations and the assumptions underlying the fair value used for the redemption value of the redeemable convertible units issued prior to our IPO. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

The majority of our employees, including all of our officers and key employees, are employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of one or more members of our senior management team, particularly if closely grouped, could adversely affect our ability to execute our business plan and thus, our business, operating results, and prospects. We do not maintain key person insurance on any of our officers or key employees, and we may not be able to find adequate replacements.

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

Our platform and solutions are billed in multiple currencies, and therefore, a portion of our revenue (and, consequently, ARR) is subject to foreign currency risk. A strengthening of the U.S. dollar could increase the real cost of our platform and solutions to our customers outside of the United States, which could also adversely affect our results of operations. In addition, an increasing portion of our operating expenses are incurred outside the United States. These operating expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. While we do not currently hedge against the risks associated with currency fluctuations, if our foreign currency risk increases in the future and we are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations would be adversely affected.

Our business could be disrupted by catastrophic events.

Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or commodity appliance malfunction, cyber attack, war, military action, terrorist attack, explosion, or pandemic could impact our business. Our insurance coverage may not compensate us for losses that may occur in the event of a significant natural disaster. Additionally, we rely on third-party systems and enterprise applications, technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. In the event of a catastrophic event, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in our identity security solutions, and breaches of data security, all of which could have an adverse effect on our results of operations. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be harmed.

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

Our solutions analyze and otherwise process proprietary and confidential information, including personal information. Increasingly, companies in our industry are subject to a wide variety of attacks on their networks and systems. As a well-known provider of identity security solutions, we pose an attractive target for such attacks, and as our footprint grows larger, we may become an even more attractive target for cyber attacks. We have previously experienced, and may in the future experience, various attempts to access or disrupt our networks, systems, and applications. We face threats from a variety of sources, including sophisticated nation-state and nation-state supported actors, cyber criminals, terrorists, and politically motivated groups or individuals that pose risks to our internal networks, our platform, our third-party service providers, and our customers’ systems and the proprietary, confidential, or sensitive information, including personal information processed by us or on our behalf. We may face a heightened risk of state-sponsored cyber attacks in the near term as a result of geopolitical conflicts, including in Russia and Iran.

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

We host our SaaS solution primarily using AWS data centers. Our related operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture, features, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Although we have disaster recovery plans that utilize multiple AWS locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake, or other natural disasters, cyber attacks, terrorist, or other attacks, military actions, public health issues, or other similar events beyond our control have in the past, and could in the future, negatively affect our SaaS platform. For example, in October 2025, we experienced limited disruptions to our SaaS platform due to a widespread AWS outage. More recently, we experienced a limited disruption affecting our services hosted in the United Arab Emirates due to the conflict in the Middle East. Neither situation has had a significant impact on our business. A prolonged AWS service disruption affecting our SaaS platform for any of the foregoing or other reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use, which would also likely require significant investments of time. In addition, AWS may terminate our agreement for cause by providing 30 days’ prior written notice. In the event that our AWS service agreements are terminated, or there is a lapse of service, elimination of AWS services or features that we utilize, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our SaaS solution for deployment on a different cloud infrastructure service provider, which may adversely affect our business, operating results, and financial condition.

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

The market in which we compete is relatively new and subject to rapid technological change (including increasingly rapid advancement in AI technologies and capabilities), evolving industry standards, and changing regulations, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. In addition, as our customers’ technologies and business plans grow more complex, we expect them to face new and increasing challenges. Our customers require that our solution effectively identifies and responds to these challenges without disrupting the performance of our customers’ IT systems. As a result, we must continually modify and improve our solutions and introduce or acquire new solutions in response to changes in our customers’ IT infrastructures.

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

Our solutions include software or other intellectual property licensed from certain third parties, and we use certain software and other intellectual property licensed from third parties in our business. We anticipate that we will continue to rely on such third-party software and intellectual property in the future, and from time to time, we may be required to renegotiate our current third-party licenses or license additional technology from third parties to develop new solutions or enhancements thereto or to facilitate new business models. This exposes us to risks over which we may have little or no control. For example, the third-party software we currently license may not always be available (including as a result of periodic government restrictions on use and licensing), or available on commercially reasonable terms, and we may not have access to alternative third-party software in the event of any issues with such software. In addition, a third party may assert that we or our customers are in breach of the terms of applicable licenses, which could, among other things, force us to cease use of such software and give such third party the right to terminate the applicable license or seek damages from us, or both. Additionally, we may not have the right to control the maintenance, prosecution, preparation, filing, enforcement, defense, or litigation of intellectual property that we license from third parties and are reliant on our licensors to do so. We also cannot be certain that activities such as intellectual property protection, maintenance, prosecution, and enforcement by our licensors have been or will be conducted consistent with our best interests or in compliance with applicable laws and regulations or will result in valid and enforceable intellectual property rights. It is possible that our licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests. Furthermore, we cannot be certain that our licensors are not infringing, misappropriating, or otherwise violating the intellectual property rights of third parties or that our licensors have sufficient rights to the licensed intellectual property in all jurisdictions in which we may offer our solutions. Our inability to obtain or maintain certain licenses or other rights, to obtain or maintain such licenses or rights on favorable terms, or the need to engage in litigation or any other proceedings regarding these matters could result in delays in releases of new solutions and could otherwise disrupt our business, until equivalent technology can be identified, licensed, or developed, if at all. Also, to the extent that our platform and solutions depend upon the successful operation of third-party software in conjunction with our software, any undetected errors, vulnerabilities, compromises, or defects in such third-party software could prevent the deployment or impair the functionality of our solutions, delay new feature introductions, result in a failure of our platform, and injure our reputation. Any of the foregoing could materially adversely affect our business, financial condition, and results of operations.

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

We are currently party to a credit agreement (the “2025 Credit Agreement”) that provides for a five-year $250.0 million senior secured revolving credit facility, including a letter of credit sub-facility up to $10.0 million (the “2025 Revolving Credit Facility”). While we have no outstanding borrowings or letters of credit under the 2025 Credit Agreement or 2025

Revolving Credit Facility, we have historically relied on the availability of debt financing and we may incur significant indebtedness in the future under the Revolving Credit Facility or otherwise. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. Our ability to meet our future debt service obligations, if any, will depend on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control, including the factors described in this “Risk Factors” section. If we are unable to generate adequate cash flow to meet any such obligations, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Prevailing economic conditions and global credit markets could adversely impact our ability to do so on terms acceptable to us, or at all. In addition, our existing 2025 Credit Agreement and any of our future debt agreements may contain restrictive covenants that prohibit us from adopting any of these alternatives. The amount and terms of any future indebtedness could also make us more vulnerable to economic downturns, less able to withstand competitive pressures, and less flexible in responding to changing business and economic conditions as well as require us to allocate more of our cash flow from operations to the payment of outstanding indebtedness, rather than research and development or business growth.

The terms, conditions, and restrictions contained in the 2025 Credit Agreement could expose us to risks that could adversely affect our liquidity and financial condition or otherwise adversely affect our operating results.

The 2025 Credit Agreement contains, and any future debt agreements may contain, various covenants that, among other things, limit our and certain of our subsidiaries’ abilities to:
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

The 2025 Credit Agreement also contains, and any future debt agreements may also contain, numerous affirmative covenants, including financial covenants. Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of our then outstanding debt.

Interest rate fluctuations may have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Indebtedness under the 2025 Revolving Credit Facility, if any, bears interest at variable rates, and we may incur additional variable interest rate indebtedness in the future. This exposes us to interest rate risk, and any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

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

A wide variety of domestic and foreign laws, rules and regulations, and contractual requirements apply to the use and processing of proprietary, confidential, and sensitive information, including personal information. These laws, rules, regulations, industry standards, contractual requirements, and other obligations are constantly evolving, and we will continue to become subject to new proposed laws, rules, regulations, industry standards, contractual requirements, and other obligations in the United States, Europe, and other jurisdictions.

For example, in the United States, there are numerous federal, state, and local privacy, data protection, and cybersecurity laws, rules, and regulations governing the use and processing of personal data. At the federal level, we are subject to, among other laws, rules, and regulations, the rules and regulations promulgated under the authority of the Federal Trade Commission, which has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including acts and practices with respect to privacy, data protection, and cybersecurity. Moreover, Congress has considered, and continues to consider, proposals for comprehensive national data privacy and cybersecurity legislation. As another example, at the state level, we are subject to laws, rules, and regulations, such as the California Consumer Privacy Act (as amended by the California Privacy Rights Act (collectively, “CCPA”)), which, amongst other things, requires businesses to provide specific disclosures in privacy notices, implement new operational practices, honor requests from California residents to exercise certain privacy rights (such as the right to access and request deletion of their personal information and to opt out of certain sharing and sales of personal information) and provides for civil penalties of up to $7,998 per violation, as well as a private right of action for certain data breaches that may increase the likelihood of and risks associated with data breach litigation. Many other states have also enacted, or are in the process of enacting, comprehensive privacy, data protection, and cybersecurity laws, rules, and regulations many of which share similarities with the CCPA, creating a patchwork of overlapping but different state laws. In addition, all 50 states have laws that require the provision of notification for security breaches of personal information to affected individuals, state officers, or others. Possible consequences for non-compliance with these various state laws include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies, state attorneys general, and legislatures and consumer protection agencies.

Outside of the United States, an increasing number of laws, rules, regulations, and industry standards apply to privacy, data protection, and cybersecurity. For example, we are subject to the GDPR in the EU, and in the UK, we are subject to the UK’s Data Protection Act 2018 as supplemented by the GDPR as implemented into UK law (collectively, “UK GDPR”), both of which impose similar, stringent data protection requirements. The GDPR and UK GDPR are wide-ranging in scope and impose numerous additional requirements on companies that process personal data, including imposing special requirements in respect of the processing of personal data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR and UK GDPR also provide individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction, and objection. Failure to comply with the GDPR and the UK GDPR can result in significant fines and other liability, including fines of up to EUR 20 million (or GBP 17.5 million under the UK GDPR) or four percent of global revenue, whichever is greater. European data protection authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses and have imposed several fines for GDPR violations for hundreds of millions of Euros, and even one fine totaling 1.2 billion Euros. Europe's overlapping and yet divergent data protection regimes create increased compliance challenges, costs, and risks for affected businesses. Legal developments in the European Economic Area (“EEA”) and the UK, including rulings from the Court of Justice of the European Union (“CJEU”), have also created complexity and uncertainty regarding processing and transfers of personal data from the EEA and the UK to the United States and other so-called third countries outside the EEA and the UK that have not been determined by the relevant data protection authorities to provide an adequate level of protection for privacy rights. Case law from the CJEU indicates that reliance on the standard contractual clauses—a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism—alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. In July 2023, the European Commission adopted an adequacy decision in relation to the EU-U.S. Data Privacy Framework (“DPF”) rendering the DPF effective as a GDPR transfer mechanism for personal data transferred from the EEA to the United States by U.S. entities self-certified under the DPF. In October 2023, the UK Extension to the DPF came into effect, as approved by the UK government, as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. While we have taken steps to mitigate the impact on us, such as implementing the European Commission’s standard contractual clauses, the efficacy and longevity of these mechanisms remains uncertain. Other jurisdictions outside the EU and the UK are similarly introducing or enhancing privacy, data protection, and cybersecurity laws, rules, and regulations, which increase our compliance costs and the risks associated with noncompliance. We cannot fully determine the impact these or future laws, rules, and regulations may have on our business or operations. These laws, rules, and regulations are often inconsistent from one jurisdiction to another, subject to differing interpretations, and may be interpreted to conflict with our practices. While we have implemented controls and procedures designed to comply with the requirements of the privacy, data protection, and cybersecurity laws, rules, and regulations of the jurisdictions in which we operate, such controls and procedures may not be effective in ensuring compliance or preventing unauthorized transfers of personal information. Failure to comply with such requirements could result in fines, sanctions, or other penalties, which could materially affect our reputation, business, financial condition, and results of operations.

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

Loss, retention, or misuse of certain information and alleged violations of laws and regulations relating to privacy and data security, and any relevant claims, may expose us to potential liability and may require us to expend significant resources in responding to and defending such allegations and claims. Any failure or perceived failure by us or any third parties with which we do business to comply with laws, rules, regulations, industry standards, contractual requirements, or other actual or asserted obligations to which we or such third parties are or may become subject may result in significant liability, adverse publicity, inability to process data, and investigations, proceedings, and other legal actions against us by governmental entities and private claims, demands, and litigation. Any such action or other matter could be expensive to defend, may require the expenditure of substantial legal and other costs and substantial time and resources, may result in fines, penalties, or other liabilities, and likely would damage our reputation and adversely affect our business, financial condition, and results of operations. We have in the past and may in the future be party to privacy-related actions and disputes. In many jurisdictions, enforcement actions and consequences for non-compliance with privacy, data protection, and cybersecurity laws, rules, regulations, industry standards, contractual requirements, or other obligations are rising. Data subjects may also have a private right of action, as well as consumer associations, to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of applicable privacy, data protection, and cybersecurity laws, rules, and regulations. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us or be alleged to apply to us. If we fail or are alleged to fail to follow these standards, even if no personal information is compromised, we may incur significant fines or experience a significant increase in costs and face regulatory investigations and other proceedings or private claims, demands, and litigation. In addition, future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations, could impair our customers’ ability to collect, use, or disclose data relating to individuals, which could decrease demand for our platform and solutions, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue. This includes evolutions in definitions of what constitutes “Personal Information” and “Personal Data” subject to privacy laws, especially relating to classification of intellectual property addresses, machine or device identification numbers, location data and other information. Changes in the law may limit or inhibit our ability to offer certain solutions or features, limit the growth of features and/or development of new solutions, including that supported by AI or ML, or limit our ability to operate or expand our business and develop technology alliance relationships that may involve the sharing of data.

Around the world, there are a number of lawsuits in process against various technology companies that process personal data. If more lawsuits are successful, it could increase the likelihood that our company may be exposed to liability for our own policies and practices concerning the processing of personal data and could hurt our business. Furthermore, the costs of compliance with, and other burdens imposed by laws, regulations, and policies concerning privacy and identity security that are applicable to the businesses of our customers may limit the use and adoption of our platform or solutions and reduce overall demand for them. Privacy concerns, whether or not valid, may inhibit market adoption of our solutions. Additionally, concerns about security or privacy may result in the adoption of new legislation that restricts the implementation of technologies like ours or requires us to make modifications to our solutions, which could significantly limit the adoption and deployment of our technologies or result in significant expense to modify our solutions.

We publicly post our privacy policies and practices concerning our processing, use, and disclosure of the personally identifiable information provided to us by our website visitors. Our publication of our privacy policies and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state, federal, and international action if they are found to be incomplete or misrepresentative of our actual policies and practices or if our practices are found to be unfair.

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

We are subject to the Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act, and other anti-corruption, anti-bribery, and anti-money laundering laws in various jurisdictions both domestic and abroad. The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment, or offering anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The U.K. Bribery Act is similar but even broader in scope in that it prohibits bribery of private (non-government) persons as well. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Our sales model presents some risk under these laws. We leverage third parties, including channel partners, to sell our solutions and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies, state-owned or affiliated entities, and non-governmental commercial entities and may be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with these laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, and other consequences. Any investigations, actions, or sanctions could adversely affect our business, operating results, and financial condition.

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

Increased and complex scrutiny of environmental, social, governance, and sustainability (“ESG”) matters may require us to incur additional costs or otherwise adversely impact our business.

Increased attention to climate change, diversity, equity, and inclusion, and other ESG issues, may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, and contracting), impact our reputation or otherwise affect our business performance. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on ESG matters. Such ratings are used by some investors to inform their investment or voting decisions and also by some customers and prospective customers to inform their purchasing decisions. Unfavorable ESG ratings could lead to negative investor sentiment toward us and/or our industry, which could have a negative impact on our access to and costs of capital, and could also cause customers and prospective customers to not purchase our solutions. To the extent ESG matters negatively impact our reputation, we may also not be able to compete as effectively to recruit or retain employees. We may take certain actions, including the establishment of ESG-related goals, to improve our ESG profile and/or respond to stakeholder demands, and such actions may be costly or be subject to numerous conditions that are outside our control, and we cannot guarantee that such actions will have the desired effect.

Moreover, while we may have and may continue to create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring, and reporting on many ESG matters. Such disclosures may also be at least partially reliant on third-party information that we have not independently verified or cannot be independently verified. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, and increased regulation will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Such ESG matters may also impact our customers, which may adversely impact our business, financial condition, or results of operations.

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

Our initial public offering (our "IPO") occurred in February 2025. Therefore, there has only been a public market for our common stock for a short period of time. Although our common stock is listed on the Nasdaq Global Select Market, an active trading market for our common stock may not develop or, if developed, be sustained. Technology stocks have historically experienced high levels of volatility. Since shares of our common stock were sold in our IPO in February 2025 at a price of $23.00 per share, our stock price has fluctuated significantly. The trading price of our common stock may fluctuate substantially in response to numerous factors, many of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•announcements of new solutions, products, or technologies, commercial relationships, acquisitions, or other events by us, our competitors, or other technology industry companies, including potential technology industry disruption as a result of AI and agentic AI advancements;

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

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline, including for reasons unrelated to our business, operating results, or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, operating results, and financial condition.

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

As of January 31, 2026, investment entities affiliated with Thoma Bravo UGP, LLC (together with its affiliated entities, "Thoma Bravo") control approximately 85% of the voting power of our outstanding common stock, which means that, based on its percentage voting power, Thoma Bravo controls the vote of all matters submitted to a vote of our stockholders. This control enables Thoma Bravo to control the election of the members of the Board and all other corporate decisions. Even when Thoma Bravo ceases to control a majority of the total voting power, for so long as Thoma Bravo continues to own a significant percentage of our common stock, Thoma Bravo will still be able to significantly influence the composition of our Board and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Thoma Bravo will have significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers, decisions on whether to raise future capital, and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as Thoma Bravo continues to own a significant percentage of our common stock, Thoma Bravo will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

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
Cybersecurity Governance
Our Board oversees our risk management efforts and has created a dedicated cybersecurity committee to specifically oversee our cybersecurity risk policies, plans, and programs. The cybersecurity committee typically meets at least quarterly and at each regular meeting, management, including our Chief Information Security Officer (CISO), provides an update to the committee regarding our cybersecurity risk management program, including with respect to plan design, recent cybersecurity incidents (if any), and general cybersecurity developments.
Our management team, including our CISO, is responsible for assessing and managing our risks from cybersecurity threats under the cybersecurity committee’s oversight. Our current CISO has 20 years of cybersecurity experience in both the public and private sectors. His senior public sector roles include Senior Policy Advisor and the Director of Stakeholder Engagement in the Office of the National Cyber Director, Chief of Cyber Threat Analysis at the Cybersecurity and Infrastructure Security Agency (CISA), CISO of the Pandemic Response Accountability Committee, and Deputy CISO of the Pension Benefit Guaranty Corporation.
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
Item 2. Properties.
Our corporate headquarters in Austin, Texas consists of 165,000 square feet of space under a lease that expires in April 2029. We also have additional office space under traditional leases in Pune, India, Tel Aviv, Israel, and London, United Kingdom and under coworking arrangements in various locations in North and South America, EMEA, and APAC.
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
Holders of Record
As of March 13, 2026, there were approximately 1,960 stockholders of record of our common stock, and the closing price of our common stock was $15.45 per share as reported on the Nasdaq Global Select Market. Because many shares of our common stock are held by brokers and other institutions as record holders and on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all of our earnings to finance the growth and development of our business, and we do not currently intend to pay any cash dividends in the foreseeable future. Any further determination to pay dividends on our common stock will be at the discretion of our Board, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board considers relevant. In addition, our 2025 Credit Agreement places restrictions on our ability to pay cash dividends. See Note 9 “Credit Agreement and Debt” in our notes to our consolidated financial statements included in this Annual Report for more information regarding terms and conditions of the 2025 Credit Agreement.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The following graph compares (i) the cumulative total stockholder return on our common stock from February 13, 2025 through January 31, 2026 with (ii) the cumulative total return of the Standard & Poor's 500 Index, Standard & Poor's Information Technology Index and the BVP NASDAQ Emerging Cloud Index over the same period, assuming the investment of $100 in our common stock and the reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	Base Period
Company/Index	2/13/2025	2/25	3/25	4/25	5/25	6/25	7/25
SailPoint, Inc.	$100.00	$109.09	$85.23	$78.00	$80.09	$103.91	$101.55
S&P 500	100.00	98.70	93.13	92.50	98.33	103.33	105.64
S&P 500 Information Technology	100.00	98.67	89.96	91.42	101.38	111.28	117.06
BVP NASDAQ Emerging Cloud	100.00	90.09	79.81	81.37	88.36	89.15	86.36

Company/Index	8/25	9/25	10/25	11/25	12/25	1/26
SailPoint, Inc.	$93.82	$100.36	$98.55	$83.73	$91.95	$71.32
S&P 500	107.79	111.72	114.34	114.62	114.69	116.35
S&P 500 Information Technology	117.46	125.97	133.82	128.08	127.75	125.63
BVP NASDAQ Emerging Cloud	88.31	86.80	88.42	83.73	86.57	74.50

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

Since January 31, 2023, we have made sales of the following unregistered securities:

•In March 2023, we issued employees and directors an aggregate of approximately 3,151,863.31 Class A Units of SailPoint Parent, LP ("Class A Units") and approximately 688,583.46 Class B Units of SailPoint Parent, LP ("Class B Units") for a total value of $51.7 million.

•From June 2023 through January 31, 2025, we granted directors and employees an aggregate of approximately 8,492,521.45 time-based restricted Class B Units, subject to certain participation thresholds, for a total value of $147.7 million.

•On December 23, 2024, we issued approximately 36,548,286.44 Class A Units and approximately 7,984,676.29 Class B Units to Thoma Bravo for an aggregate purchase price of $600.0 million.

•On January 7, 2025, we issued approximately 19,567.57 Class A Units and approximately 4,274.91 Class B Units to certain of our directors and other equityholders who exercised their preemptive rights under our partnership agreement in connection with Thoma Bravo’s purchase for an aggregate purchase price of approximately $0.3 million.

See Note 1 "Description of Business and Summary of Significant Accounting Policies Description of Business and Summary of Significant Accounting Policies" in the notes to our consolidated financial statements included in this Annual Report for more information regarding the conversion of the Class A Units and Class B Units in connection with our IPO. The offers and sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the above securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
None.

Securities Authorized for Issuance under Equity Compensation Plans

    The information required by this item with respect to our equity compensation plans is incorporated by reference to our 2026 Annual Report to Stockholders, which includes our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2026.
Use of Proceeds from Initial Public Offering of Common Stock
On February 12, 2025, the Registration Statement on Form S-1 (File No. 333-284339) relating to our IPO was declared effective by the SEC and we priced our IPO.
There has been no material change in the planned use of proceeds from our IPO as described in the related prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act, except that in March 2025, we used $350.0 million to repay the remaining Term Loans in full.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included in Part II, Item 8 of this Annual Report.

Our fiscal year end is January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal year ended January 31, 2026, January 31, 2025 and January 31, 2024 are referred to herein as "fiscal 2026", "fiscal 2025", and "fiscal 2024," respectively. This MD&A generally discusses fiscal 2026 and fiscal 2025 items and year-to-year comparisons between 2026 and 2025. Discussions of fiscal 2024 items and year-to-year comparisons between 2025 and 2024 that are not included in this Form 10-K can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on our Form 10-K for the fiscal year ended 2025.
Overview
We deliver solutions to enable adaptive identity security for the enterprise. We do this via the SailPoint Platform that unifies identity data across systems and identity types, including employee identities, non-employee identities, machine identities, and AI agents for real-time governance. Our SaaS and customer-hosted offerings leverage intelligent analytics to provide organizations with critical visibility into which identities currently have access to which resources, which identities should have access to those resources, and how that access is being used. Our solutions enable organizations to establish, control, and automate policies that help them define and maintain a robust security posture and achieve regulatory compliance. Powered by AI, our solutions enable organizations to overcome the scale and complexity of managing identities in real-time across dynamic, complex IT environments. Our solutions empower organizations to maintain a robust security posture and achieve regulatory compliance.

Today, we offer a range of solutions to meet the varied needs of our customers across a broad set of deployment options including: Identity Security Cloud, our SaaS-based cloud solution built on our unified SailPoint Platform, and IdentityIQ, our customer-hosted identity security solution. These solutions are designed to enable our customers to make more effective decisions regarding access, improve security processes, and provide them with a deeper understanding of identity and access.

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

In recent years, we have transitioned our business to a subscription model. This transition is substantially complete with subscription revenue, which consists primarily of SaaS, maintenance, and term subscriptions, comprising 94%, 92% and 89% of our total revenue for the year ended January 31, 2026, 2025 and 2024, respectively.

Our customers include many of the world’s largest and most complex organizations, including large enterprises across all major verticals and governments. Most new customers purchase one of our SaaS suites, Standard, Business, or Business Plus. We believe we deliver exceptional value to our customers and as a result benefit from high customer retention. Our go-to-

market approach tends to result in a larger land, with future opportunities for expansion. We focus on expanding our customer relationships over time with significant up-selling and cross-selling opportunities, including suite upgrades and additional products. In recent years, our expansion motion has grown rapidly, demonstrating the growing value proposition of our solutions. For the last twelve months ending January 31, 2026, over 95% of new SaaS customers landed with a suite offering.

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

Deepen our Penetration in International Markets. We expect to continue to invest in our sales and marketing efforts and channel partner network to expand our reach and deepen our presence in existing geographies and to expand into new geographies. We believe that our global market opportunity is large and growing in response to the evolving IT and threat landscapes. We generated 65% of our revenue from the United States, 21% of our revenue from EMEA and 14% from the rest of the world, billed primarily in U.S. dollars, for the year ended January 31, 2026. Our ability to deepen our penetration in international markets will depend on a number of factors, including the competitiveness of our solutions, the efficacy of our channel partner network, and our sales and marketing efforts.

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

Total Customers and Customers by ARR Level

The approximate number of customers at each ARR level are as follows:

	As of January 31,
	2026	2025	2024
Customers	3,235	2,975	2,760
Customers less than $250,000 in ARR	2,000	1,995	1,980
Customers greater than $250,000 in ARR	1,235	980	780
Customers greater than $1,000,000 in ARR	215	160	90

As of January 31, 2026, the number of customers with $250,000 or more of ARR and with over $1,000,000 of ARR increased 26% and 34%, respectively, on a year-over-year basis. As of January 31, 2025, the number of customers with $250,000 or more of ARR and with over $1,000,000 of ARR increased 26% and 78%, respectively, on a year-over-year basis. We expect the increase in our overall customer count to continue as customers realize the growing value proposition of our solutions.

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

ARR does not have a standardized meaning and is not necessarily comparable to similarly titled measures presented by other companies. Our ARR has grown in each of the past three years, reflecting growth in new customers as well as expanded sales to existing customers. The following table presents our ARR as of the end of each period noted below (dollars in millions):

	As of January 31,
	2026	2025	2024
ARR	$1,124.8	$876.7	$681.8

SaaS Annual Recurring Revenue

In recent years, we have transitioned our business to a SaaS-first subscription model. As a result of those efforts, our SaaS ARR has continued to show strong growth, and the share of SaaS ARR to total ARR has increased from 57% to 66% from January 31, 2024 to January 31, 2026. We believe the share of ARR generated by our SaaS solution will continue to increase over time.

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

	As of January 31,
	2026	2025	2024
SaaS ARR	$746.2	$540.3	$388.3

Dollar-Based Net Retention Rate

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

	As of January 31,
	2026	2025	2024
Dollar-based net retention rate	113%	114%	114%

Factors Affecting the Comparability of Our Results of Operations

Our historical results of operations may not be comparable from period to period or going forward.

On February 14, 2025, we closed the IPO and became a public company. We incur additional costs associated with operating as a public company as compared to periods prior to the IPO. The Sarbanes-Oxley Act, as well as rules adopted by the SEC and national securities exchanges, require public companies to implement specified corporate governance practices that were inapplicable to us as a private company. These additional rules and regulations increase our legal, regulatory, financial, and insurance compliance costs and make some activities more time-consuming and costly.

We incurred a significant increase in equity-based compensation expense due to the conversion and vesting of equity awards issued prior to the IPO as well as the issuance of equity awards to certain employees in connection with the IPO. On January 31, 2025, the Board approved modifications to accelerate the vesting of certain incentive units, EARs, and cash settled awards subject to the pricing and closing of the IPO. Upon the IPO, the vested incentive units were considered redeemable. As a result of the modifications and the closing of the IPO during our fiscal year 2026, we recognized $113.8 million of equity-based compensation expense in the consolidated statement of operations, which was comprised of $61.5 million, $12.6 million, and $39.8 million of expense for the modified incentive units, EARs, and cash settled awards, respectively. During February 2025, we issued 16,483,859 RSUs primarily in connection with our IPO under the SailPoint, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) to certain of our employees, including our executive officers, and directors of the Board. These RSUs will vest predominately over two to four years based on continued service. See Note 12 "Equity-Based Compensation" in the notes to our consolidated financial statements for additional information.

On February 12, 2025, in conjunction with the IPO, SailPoint Parent, LP converted into a Delaware corporation pursuant to a statutory conversion and changed its name to SailPoint, Inc. (the "Corporate Conversion"). In conjunction with the Corporate Conversion, all of our outstanding partnership units were converted into an aggregate of 499,060,464 shares of our common stock. The number of shares of common stock issuable to holders of Class A Units and holders of Class B Units in connection with the Corporate Conversion was determined pursuant to the applicable provisions of the plan of conversion.
Following the closing of the IPO, we no longer incur Thoma Bravo monitoring fees.
During the first quarter of fiscal year 2027, we issued 20,799,064 RSUs to certain of our employees, including executive officers. Stock-based compensation expense is estimated to be $289.7 million and will be recognized over four years based on continued service.
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
Services and other revenue also consists of revenues from perpetual license performance obligations and is recognized upfront at the point in time when the customer has taken control of the software license. All perpetual license transactions include maintenance and support performance obligations which are included in subscription revenue. For the year ended January 31, 2026, the Company has begun presenting perpetual license revenue as part of services and other revenue due to amounts no longer being significant and has recast prior year amounts accordingly.
Over time, we expect our professional services revenue as a percentage of total revenue to decrease as we increasingly rely on partners to help our customers deploy our software and on our focus on increasing subscription revenue.
Cost of Revenue

Cost of Subscription Revenue
Cost of subscription revenue consists primarily of third-party cloud-based hosting costs, software, amortization expenses for developed technology acquired, amortization expense for capitalized software development costs, equity-based compensation, employee-related costs (which we define as salaries, benefits, bonuses and allocated overhead) for providing subscriptions, third party royalties, facilities costs and contractor costs to supplement staff levels. We expect third-party cloud-based hosting costs to increase as our SaaS subscriptions continue to grow.
Cost of Services and Other Revenue
Cost of services and other revenue consists primarily of (1) employee-related costs of professional services and training organizations, equity-based compensation, travel-related costs, facilities costs and contractor costs to supplement staff levels; and (2) amortization expense for developed technology acquired and third-party royalties related to perpetual licenses. As of the year ended January 31, 2026, the Company has begun presenting cost of perpetual license revenue as part of cost of services and other revenue due to amounts no longer being significant and has recast prior year amounts accordingly.
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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of employee-related cost (which includes commissions), equity-based compensation, costs for events and travel, facilities costs, costs of general marketing and promotional activities, payment processing fees and amortization expense for acquired intangible assets, and contract acquisition costs.
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
Seasonality
We generally experience seasonal fluctuations in demand for our products and services. Our quarterly sales are impacted by industry buying patterns. As a result, our sales have generally been highest in the fourth fiscal quarter and lowest in the first fiscal quarter. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Results of Operations
The following table sets forth our results of operations for the periods presented and as a percentage of revenue (in thousands, except for percentages, units and per unit data). The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year Ended January 31
	2026		2025		2024

Revenue
Subscription	$1,010,198	94%	$793,919	92%	$622,830	89%
Services and other	61,218	6	67,692	8	76,742	11
Total revenue	1,071,416	100	861,611	100	699,572	100
Cost of revenue
Subscription (2)	302,367	28	236,581	28	205,053	29
Services and other (2)	78,258	7	69,152	8	71,582	10
Total cost of revenue	380,625	36	305,733	35	276,635	40
Gross profit	690,791	64	555,878	65	422,937	60
Operating expenses
Research and development (2) (3)	222,961	21	169,730	20	180,778	26
Sales and marketing (2) (3)	574,846	54	466,903	54	461,187	66
General and administrative (2)	200,470	19	107,979	13	113,701	16
Total operating expenses	998,277	93	744,612	86	755,666	108
Loss from operations	(307,486)	(29)	(188,734)	(22)	(332,729)	(48)
Other income (expense), net
Interest income	10,790	1	4,158	1	10,658	2
Interest expense	(24,635)	(2)	(186,652)	(22)	(187,059)	(27)
Other income (expense), net	(4,668)	—	(5,401)	(1)	(3,219)	1
Total other income (expense), net	(18,513)	(2)	(187,895)	(22)	(179,620)	(26)
Loss before income taxes	(325,999)	(30)	(376,629)	(44)	(512,349)	(73)
Income tax benefit (expense)	55,945	5	60,799	7	116,982	17
Net loss	$(270,054)	(25)%	$(315,830)	(37)%	$(395,367)	(57)%
Class A yield	$(23,786)		$(764,549)		$(583,672)
Net loss attributable to common stockholders and Class B unitholders	$(293,840)		$(1,080,379)		$(979,039)
Net loss per share attributable to common stockholders and Class B unitholders, basic and diluted (1)	$(0.54)		$(12.91)		$(12.13)
Weighted average Class B Units outstanding—basic and diluted (1)	544,159		83,716		80,746
_______________
Note: Certain percentages may not foot due to rounding.
(1) Amounts for the period during February 2025 prior to the Corporate Conversion have been retrospectively adjusted to give effect to the Corporate Conversion described in Note 1 in this Annual Report. These amounts do not consider the shares of common stock sold in our IPO or the Class A Units considered preferred shares that were converted into common stock and issued upon the closing of our IPO. We did not retrospectively adjust for the effect of the Corporate Conversion for periods prior to fiscal year 2026.
(2) Includes equity-based compensation expense as follows:

	Year Ended January 31,
	2026	2025	2024
	(In thousands)
Cost of revenue
Subscription	$19,754	$7,119	$6,675
Services and other	15,473	6,652	5,772
Operating expenses
Research and development	52,990	23,139	30,373
Sales and marketing	103,484	38,387	52,292
General and administrative	118,099	24,272	39,707
Total equity-based compensation expense	$309,800	$99,569	$134,819

(3) Includes amortization expense of acquired intangible assets as follows:

	Year Ended January 31,
	2026	2025	2024
	(In thousands)
Cost of revenue
Subscription	$106,476	$103,329	$100,820
Services and other	2	154	2,147
Operating expenses
Research and development	443	380	32
Sales and marketing	95,147	126,445	154,030
Total amortization expense	$202,068	$230,308	$257,029
Comparison of the Years Ended January 31, 2026 and 2025
Revenue

	Year Ended January 31,
	2026	2025	variance $	variance %
	(In thousands, except percentages)
Revenue
Subscription
SaaS	$602,149	$444,595	$157,554	35%
Maintenance and support	150,879	154,351	(3,472)	(2)%
Term subscriptions	229,292	173,917	55,375	32%
Other subscription services	27,878	21,056	6,822	32%
Total subscription	1,010,198	793,919	216,279	27%
Services and other	61,218	67,692	(6,474)	(10)%
Total revenue	$1,071,416	$861,611	$209,805	24%
Subscription Revenue. Subscription revenue increased by $216.3 million, or 27%, for the year ended January 31, 2026 compared to the year ended January 31, 2025 primarily due to an increase in SaaS revenue and term subscription revenue from our focus on selling subscriptions to new customers and expanding our footprint with existing customers.
Services and Other Revenue. Services and other revenue decreased by $6.5 million, or 10%, for the year ended January 31, 2026 compared to the year ended January 31, 2025. This decrease is primarily a result of a shift toward selling a higher proportion of professional services and training on a subscription basis.

Cost of Revenue

	Year Ended January 31,
	2026	2025	variance $	variance %
	(In thousands, except percentages)
Cost of revenue
Subscription	$302,367	$236,581	$65,786	28%
Services and other	78,258	69,152	9,106	13%
Total cost of revenue	$380,625	$305,733	$74,892	24%
Cost of Subscription Revenue. Cost of subscription revenue increased $65.8 million, or 28%, for the year ended January 31, 2026 compared to the year ended January 31, 2025 primarily due to an increase in employee-related costs of $25.5 million due to higher headcount and increased investments in personnel, an increase in software and hosting costs of $19.7 million from the increase in sales of SaaS subscriptions, an increase of $12.6 million related to acceleration of equity-based awards from the completion of our IPO and the issuance of new equity-based awards, an increase in amortization of intangibles of $3.1 million from the Savvy and Imprivata acquisitions, an increase in third-party royalties of $1.5 million from growth in our business, an increase in partner costs of $1.4 million from growth in our business, and an increase in amortization of capitalized software of $1.4 million due to overall increase in capitalizable projects when compared to the prior period.
Cost of Services and Other. Cost of services and other increased by $9.1 million, or 13%, for the year ended January 31, 2026 compared to the year ended January 31, 2025, primarily due to employee-related costs of $7.0 million from the acceleration of equity-based awards from the completion of our IPO and the issuance of new equity-based awards and an increase in partner costs of $2.1 million.
Gross Profit and Gross Margin

	Year Ended January 31,
	2026	2025	variance $	variance %
	(In thousands, except percentages)
Gross profit
Subscription	$707,831	$557,338	$150,493	27%
Services and other	(17,040)	(1,460)	(15,580)	**
Total gross profit	$690,791	$555,878	$134,913	24%

	Year Ended January 31,
	2026	2025
Gross profit margin
Subscription	70%	70%
Services and other	(28)%	(2)%
Total gross profit margin	64%	65%
Subscription. Subscription gross profit increased by $150.5 million, or 27%, during the year ended January 31, 2026 compared to the year ended January 31, 2025. The increase was primarily due to the growth in subscription revenue. Subscription gross profit margin remained consistent with the prior period.
Services and Other. Services and other gross profit decreased by $15.6 million during the year ended January 31, 2026 compared to the year ended January 31, 2025. The decrease in gross profit is primarily due to an increase in employee-related costs and the acceleration of equity-based awards from the completion of our IPO and the issuance of new equity-based awards and lower revenue from professional services and training as a result of the shift toward selling these services on a subscription basis. Services and other gross profit margin was (28)% for the year ended January 31, 2026 and (2)% for the year ended January 31, 2025. The change was primarily due to employee-related costs related to acceleration of equity-based awards from the completion of our IPO and the issuance of new awards and the decrease in services and other revenue.

Total gross profit increased by $134.9 million, or 24%, during the year ended January 31, 2026 compared to the year ended January 31, 2025. The increase is primarily due to the growth in total revenue. Total gross profit margin remained materially consistent with the prior period.
Operating Expenses

	Year Ended January 31,
	2026	2025	variance $	variance %
	(In thousands, except percentages)
Operating expenses
Research and development	$222,961	$169,730	$53,231	31%
Sales and marketing	574,846	466,903	107,943	23%
General and administrative	200,470	107,979	92,491	86%
Total operating expenses	$998,277	$744,612	$253,665	34%
Research and Development Expenses. Research and development expenses increased by $53.2 million, or 31%, for the year ended January 31, 2026 compared to the year ended January 31, 2025. This increase was primarily driven by a $29.9 million increase in equity-based compensation due to the acceleration of awards from the completion of our IPO and the issuance of new equity-based awards, a $14.6 million increase in employee-based costs due to continued investment in talent related to the development of our products and a $6.5 million increase in software and hosting costs from initiatives to continue to grow our business.
Sales and Marketing Expenses. Sales and marketing expenses increased by $107.9 million, or 23%, for the year ended January 31, 2026 compared to the year ended January 31, 2025. This increase was primarily driven by a $65.1 million increase in equity-based compensation due to the acceleration of awards from the completion of our IPO and the issuance of new equity-based awards, a $58.4 million increase in employee-based costs to support increased penetration into our existing customer base and expansion into new industry verticals and geographic markets, a $7.8 million increase in advertising and promotion costs from Navigate and other initiatives aimed at expanding the business, a $2.8 million increase in travel expenses from an increased headcount, a $1.9 million increase in software and hosting costs from initiatives to continue to grow our business, a $1.6 million increase for the fair value remeasurement of the contingent consideration related to the Imprivata acquisition, and a $1.2 million increase in professional services fees from consulting fees. This increase was partially offset by a $31.3 million decrease in intangible amortization attributable to certain intangible assets reaching full amortization.
General and Administrative Expenses. General and administrative expenses increased by $92.5 million, or 86%, for the year ended January 31, 2026 compared to the year ended January 31, 2025. This increase was primarily driven by a $93.8 million increase in equity-based compensation due to the acceleration of awards from the completion of our IPO and the issuance of new equity-based awards, a $6.0 million increase in employee-related costs due to higher headcount and increased investments in existing employees, a $3.3 million increase in provision for credit losses due to higher write offs based on higher accounts receivable balances throughout the year, a $2.1 million increase in software and hosting costs from initiatives to continue to grow our business, and a $1.0 million increase in travel expenses primarily related to the IPO. This increase was partially offset by a $14.9 million decrease in professional service fees primarily attributed to the termination of the advisory services agreement with Thoma Bravo upon the closing of our IPO.

Other Income (Expense), Net

	Year Ended January 31,
	2026	2025	variance $	variance %
	(In thousands, except percentages)
Other income (expense), net
Interest income	$10,790	$4,158	$6,632	159%
Interest expense	(24,635)	(186,652)	162,017	(87)%
Other income (expense), net	(4,668)	(5,401)	733	(14)%
Total other income (expense), net	$(18,513)	$(187,895)	$169,382	(90)%
Total other income (expense) decreased by $169.4 million, or 90%, for the year ended January 31, 2026 compared to the year ended January 31, 2025. This decrease was primarily due to a $162.0 million net decrease in interest expense due to the full repayment of our Term Loans and termination of our 2022 Revolving Credit Facility, which includes $16.7 million for the extinguishment of debt related to the remaining balance of the deferred financing costs of our Term Loans and debt issuance costs for our 2022 Revolving Credit Facility, a $6.6 million increase in interest income due to an increase in our cash and cash equivalents, and a $0.7 million decrease in other expense related to foreign currency exchange loss.
Income Tax Benefit

	Year Ended January 31,
	2026	2025	variance $	variance %
	(In thousands, except percentages)
Income tax benefit	$55,945	$60,799	$(4,854)	(8)%

The Company recorded an income tax benefit of $55.9 million for the year ended January 31, 2026 compared to an income tax benefit of $60.8 million for the year ended January 31, 2025, leading to a net benefit decrease of $4.9 million, or 8%, year-over-year. The decrease is primarily due to certain non-deductible equity-based compensation and non-deductible executive officer compensation that is partially offset by the decrease in valuation allowance. For further information, refer to Note 14 “Income Taxes” in our notes to our consolidated financial statements included in this Annual Report.
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

Adjusted Gross Profit and Adjusted Gross Profit Margin

We define adjusted gross profit and adjusted gross profit margin as excluding equity-based compensation expense, payroll taxes related to awards that were accelerated upon the closing of our IPO and payroll taxes related to RSUs, all of which were issued after the closing of the IPO, amortization of acquired intangible assets, acquisition related expenses and restructuring expenses.

The following table reflects the reconciliation of adjusted gross profit to gross profit and adjusted gross profit margin to gross profit margin:

	Year Ended January 31,
	2026	2025	2024
	(In thousands, except percentages)
GAAP gross profit	$690,791	$555,878	$422,937
GAAP gross profit margin	64%	65%	60%
Equity-based compensation expense	35,227	13,771	12,447
Payroll taxes for IPO-accelerated awards and RSUs	1,192	—	—
Amortization of acquired intangible assets	106,478	103,483	102,967
Acquisition-related expenses	—	—	58
Restructuring	—	—	94
Adjusted gross profit	$833,688	$673,132	$538,503
Adjusted gross profit margin	78%	78%	77%

Our adjusted gross profit margin (adjusted gross profit as a percentage of revenue) has remained generally consistent in recent periods and reflects the high value-added nature of our offerings.

Adjusted Subscription Gross Profit and Adjusted Subscription Gross Profit Margin

We define adjusted subscription gross profit and adjusted subscription gross profit margin as excluding equity-based compensation expense, payroll taxes related to awards that were accelerated upon the closing of our IPO and payroll taxes related to RSUs, all of which were issued after the closing of the IPO, amortization of acquired intangible assets, which includes impairment, acquisition related expenses and restructuring expenses.

The following table reflects the reconciliation of adjusted subscription gross profit to subscription gross profit and adjusted subscription gross profit margin to subscription gross profit margin:

	Year Ended January 31,
	2026	2025	2024
	(In thousands, except percentages)
GAAP subscription gross profit	$707,831	$557,338	$417,777
GAAP subscription gross profit margin	70%	70%	67%
Equity-based compensation expense	19,754	7,119	6,675
Payroll taxes for IPO-accelerated awards and RSUs	683	—	—
Amortization of acquired intangible assets	106,476	103,329	100,820
Acquisition-related expenses	—	—	58
Restructuring	—	—	85
Adjusted subscription gross profit	$834,744	$667,786	$525,415
Adjusted subscription gross profit margin	83%	84%	84%

Our adjusted subscription gross profit margin (adjusted subscription gross profit as a percentage of subscription revenue) has remained generally consistent in recent periods and reflects the high value-added nature of our offerings.

Adjusted Income from Operations and Adjusted Operating Margin

We define adjusted income from operations as income (loss) from operations excluding equity-based compensation expense, payroll taxes related to awards that were accelerated upon the closing of our IPO and payroll taxes related to RSUs, all of which were issued after the closing of the IPO, amortization of acquired intangible assets which includes impairment charges, benefit from amortization related to acquired contract acquisition costs, acquisition-related expenses (including fair value adjustments to acquisition-contingent consideration), Thoma Bravo monitoring fees (which were annual service-fees for consultation and advice related to corporate strategy, budgeting of future corporate investments, acquisition and divestiture strategies, and debt and equity financings as described in Note 10 “Related Party Transactions” in the notes to our consolidated financial statements), and restructuring expenses. The Thoma Bravo monitoring fees were incurred pursuant to a services agreement, and we do not expect to receive similar services in the future or enter into a similar arrangement again in the future.

The following table reflects the reconciliation of adjusted income (loss) from operations to operating income (loss):

	Year Ended January 31,
	2026	2025	2024
	(In thousands, except percentages)
GAAP income (loss) from operations	$(307,486)	$(188,734)	$(332,729)
GAAP income (loss) from operations margin	(29)%	(22)%	(48)%
Equity-based compensation expense	309,800	99,569	134,819
Payroll taxes for IPO-accelerated awards and RSUs	8,157	—	—
Amortization of acquired intangible assets	202,068	230,308	257,029
Amortization of acquired contract acquisition costs (1)	(20,476)	(25,682)	(28,461)
Acquisition-related expenses and Thoma Bravo monitoring fees	2,192	17,283	20,051
Restructuring	—	—	3,541
Adjusted income from operations	$194,255	$132,744	$54,250
Adjusted operating margin	18%	15%	8%

(1) In accordance with U.S. GAAP reporting requirements, the Company has written off its contract acquisition costs at the time of its acquisition by Thoma Bravo in August 2022. Therefore, U.S. GAAP commissions expense related to contract acquisition costs after its acquisition by Thoma Bravo will not reflect the commissions expense that would have been reported if the contract acquisition costs were not written off. Accordingly, the Company believes that presenting the approximate amount of acquisition-related commission expenses (so that the full amount of commission expense is included) provides a more appropriate representation of commission expense in a given period and, therefore, provides readers of the Company’s financial statements with a more consistent basis for comparison across accounting periods.

Our adjusted income from operations and adjusted operating margin increased for the year ended January 31, 2026 compared to the year ended January 31, 2025, primarily due to the growth in our overall business and increased operating leverage.

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

The following table summarizes our free cash flow for the periods presented:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
GAAP net cash provided by (used in) operating activities	$70,580	$(106,391)	$(250,354)
Less: Purchase of property and equipment	(5,980)	(5,362)	(2,577)
Less: Capitalized software development costs	(12,850)	(8,219)	—
Free cash flow	$51,750	$(119,972)	$(252,931)
Our free cash flow for the year ended January 31, 2026 increased when compared to the year ended January 31, 2025, primarily due to higher revenue growth and a decrease in interest expense from the repayment of our Term Loans. Free cash flow for the year ended January 31, 2026 includes $78.5 million of cash paid to settle equity related awards, cash awards and their associated payroll taxes upon the closing of our IPO, $36.7 million in cash paid for interest expense related to our 2022 Credit Agreement and $9.3 million of cash paid for fees under our advisory services agreement with Thoma Bravo, which was terminated upon the closing of our IPO.
Liquidity, Capital Resources and Cash Requirements
We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term. Our primary sources of liquidity are cash flows from operations and proceeds from the IPO, which are supplemented by our undrawn 2025 Revolving Credit Facility. As of January 31, 2026, we had cash and cash equivalents totaling $358.1 million. Our primary uses of liquidity are operating expenses, working capital requirements, capital expenditures and acquisitions.
On February 14, 2025, the Company received net proceeds of approximately $1,248.2 million, net of the underwriting discounts, commissions and offering costs, upon the closing of its IPO. On February 19, 2025, we repaid $690.0 million of the Term Loans from the proceeds of the IPO. On March 3, 2025, we repaid the remaining balance of $350.0 million of the Term Loans.
Although cash flows from operations had been historically negative, for the year ended January 31, 2026, we had positive cash flows from operations. We expect to continue to incur positive cash flows from operations in the foreseeable future.

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
2025 Credit Agreement
On June 25, 2025, we entered into the 2025 Credit Agreement, which provides for a five-year $250.0 million secured revolving credit facility, including a letter of credit sub-facility of up to $10.0 million. The 2025 Revolving Credit Facility matures on June 25, 2030. Borrowings under the 2025 Revolving Credit Facility may be used to provide ongoing working capital as well as for other general corporate purposes of the Company. The Company had no outstanding 2025 Revolving Credit Facility balance and was in compliance with all applicable covenants as of January 31, 2026. See Note 9 “Credit

Agreement and Debt” in the notes to our consolidated financial statements included in this Annual Report for more information regarding the terms and conditions of the 2025 Credit Agreement.
2022 Credit Agreement

On August 16, 2022, we entered into the 2022 Credit Agreement. The 2022 Credit Agreement provides for (i) a six-year $125.0 million senior secured Revolving Credit Facility, including a letter of credit subfacility of up to $5.0 million and (ii) the Term Loans. After the closing of the IPO, we fully repaid our Term Loans and recorded an extinguishment of debt related to the remaining balance of the associated deferred financing costs of $15.3 million. On June 25, 2025, the 2022 Credit Agreement was terminated upon the closing of the 2025 Credit Agreement. The remaining unamortized deferred financing costs for the 2022 Revolving Credit Facility of $1.4 million was recorded as a loss from extinguishment of debt for the year ended January 31, 2026. The extinguishment of debt associated with the Term Loans and with the 2022 Revolving Credit Facility is recorded within interest expense on the consolidated statements of operations.
Summary of Cash Flows
As of January 31, 2026, we had $358.1 million of cash and cash equivalents (of which $25.4 million was held in our foreign subsidiaries), $250.0 million of availability under the 2025 Credit Agreement, and $723.4 million in net working capital, which we define as current assets less current liabilities, excluding deferred revenue. As of January 31, 2025, we had $121.3 million of cash and cash equivalents (of which $11.6 million was held in our foreign subsidiaries), $125.0 million of availability under the 2022 Credit Agreement, and $350.7 million in net working capital. The increase in cash and cash equivalents and net working capital is due primarily to the proceeds received upon the closing of our IPO and increase in cash provided by operations.
The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2026	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$70,580	$(106,391)	$(250,354)
Net cash used in investing activities	(35,556)	(28,944)	(12,664)
Net cash provided by financing activities	201,972	41,257	50,432
Net change in cash, cash equivalents and restricted cash	$236,996	$(94,078)	$(212,586)
Cash Flows from Operating Activities
During the year ended January 31, 2026, cash provided by operating activities was $70.6 million, which consisted of a net loss of $270.1 million, adjusted by non-cash charges of $456.6 million and a net cash outflow of $115.9 million from changes in our net operating assets and liabilities. The non-cash charges are primarily comprised of equity-based compensation of $254.9 million, depreciation and amortization expense of $210.8 million, amortization of contract acquisition costs of $39.2 million, amortization of debt discount and issuance costs, including the early write-off of issuance costs related to the repayment of the Term Loans and termination of the 2022 Revolving Credit Facility of $17.4 million, provision for credit losses of $5.4 million and fair value adjustments to contingent consideration of $1.6 million, partially offset by deferred taxes of $72.7 million. The net cash outflow from changes in operating assets and liabilities was primarily a result of an increase in accounts receivable of $86.1 million due to the timing of receipts of payments from customers, an increase in deferred contract acquisition costs of $77.6 million due to an increase in our sales, a decrease in accrued expenses and other liabilities of $33.6 million due to the timing of cash disbursements primarily related to bonuses and commissions, the settlement of vested EARs and cash settled awards, and interest payments and fees paid to Thoma Bravo, an increase in contract assets of $19.7 million primarily due to growth in our revenue and the timing of invoices and payments, and an increase in prepayments and other current assets of $8.0 million due to our marketing efforts and initiatives to grow our business. The outflows were partially offset by an increase in deferred revenue of $105.4 million due to the increase in billings.

During the year ended January 31, 2025, cash used in operating activities was $106.4 million, which consisted of a net loss of $315.8 million, adjusted by non-cash charges of $237.9 million and a net cash outflow of $28.4 million from changes in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization expense of $237.2 million, equity-based compensation of $31.7 million, amortization of contract acquisition costs of $24.9 million, amortization of debt discount and issuance costs of $12.7 million and provision for credit losses of $2.5 million, partially offset by deferred taxes of $71.2 million. The net cash outflow from changes in operating assets and liabilities was primarily a result of an increase in deferred contract acquisition costs of $71.7 million due to an increase in our sales, an increase in accounts receivable of $41.7 million due to the timing of receipts of payments from customers, an increase in contract assets of $11.7 million primarily due to growth in our revenue and the timing of invoices and payments, an increase in prepayments and other current assets of $13.7 million primarily due to our marketing efforts, an increase of $6.0 million of other non-current assets due to the implementation of cloud computing arrangements and a decrease in accounts payable of $5.3 million primarily due to the timing of vendor invoices and payments. The outflows were offset by an increase in deferred revenue of $72.9 million due to an increase in billings for subscriptions and an increase in accrued expenses and other liabilities of $36.6 million due to the timing of cash disbursements primarily related to interest payments, commissions and fees due to Thoma Bravo.
Cash Flows used in Investing Activities
During the year ended January 31, 2026, cash used in investing activities was $35.6 million, consisting primarily of $16.7 million for asset acquisitions, $12.9 million for capitalized software development costs and $6.0 million in purchases of property and equipment.
During the year ended January 31, 2025, cash used in investing activities was $28.9 million, consisting primarily of $15.4 million in net cash paid for business acquisitions, $8.2 million for capitalized software development costs, and $5.4 million in purchases of property and equipment.
Cash Flows from Financing Activities
During the year ended January 31, 2026, cash provided by financing activities was $202.0 million primarily due to the proceeds from our IPO, net of underwriting discounts and commissions of $1,259.7 million, partially offset by the repayment of our Term Loans of $1,040.0 million, payments of deferred offering costs of $8.6 million, payments of holdback and contingent consideration of $6.4 million and payments of debt issuance costs related to our 2025 Credit Agreement of $2.7 million.
During the year ended January 31, 2025, cash used in financing activities was $41.3 million, primarily due to the issuance of Class A Units and Class B Units of $600.0 million to Thoma Bravo, offset by the repayment of our Term Loans of $550.0 million, payments of deferred offering costs of $2.9 million and the repurchase of Class A Units and Class B Units of $6.2 million.
Material Cash Commitments
As of January 31, 2026, the Company had in aggregate $196.3 million in contractual purchase commitments associated with agreements that are enforceable and legally binding, of which $113.4 million are due within the next 12 months. Included in the aggregate contractual purchase commitments as of January 31, 2026 is the remaining commitment with a cloud storage provider that has a term of July 2023 through June 2028. Under the terms of the contract, the Company committed to spend $54.0 million, $59.0 million, $62.0 million, $65.0 million, and $67.5 million in contract years one, two, three, four, and five, respectively, for a total of $307.5 million. If the Company does not meet the minimum purchase obligation during any of those years, it will be required to pay the difference. The Company met the minimum spend requirements for years one, two and three. As of January 31, 2026, the Company has made payments of $177.0 million under the agreement. On February 1, 2026, a new amendment to the agreement was entered into with the cloud storage provider, which terminated the previous arrangement. The new arrangement has a term of February 1, 2026 through January 31, 2031. Under the terms of the new arrangement, the Company committed to spend $107.0 million, $127.0 million, $147.0 million, $162.0 million and $178.0 million in contract years one, two, three, four and five, respectively, for a total of $721.0 million. If the Company does not meet the minimum purchase obligation during any of those years, it will be required to pay the difference.
As of January 31, 2026, we had in aggregate $18.1 million in future minimum lease payments for operating lease obligations, of which $6.7 million are due within the next 12 months.
We have restricted cash of $3.2 million as of January 31, 2026 primarily related to an unconditional standby letter of credit for our corporate headquarters.
We did not have any material off-balance sheet arrangements during the periods presented or as of January 31, 2026.
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
Revenue Recognition

Revenue consists of fees for SaaS subscriptions and term licenses for our software products, post-contract customer support, and other subscription services and professional services including training and other revenue. Subscription, including support for term licenses, is recognized ratably over the term of the applicable agreement. Revenue related to term and perpetual license performance obligations is generally recognized upfront at the point in time when the customer has taken control of the software license. Revenue related to professional services is recognized as the services are rendered. The majority of our contracts with customers include various combinations of licenses, subscriptions, and professional services. Therefore, significant judgment is required to determine whether products and services are considered distinct performance obligations that should be accounted for separately or as a combined performance obligation.

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

If the qualitative assessment indicates that the fair value of the reporting unit is less than its carrying amount, a quantitative assessment is performed. We would estimate the fair value of the reporting unit and compare this amount to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recorded. There were no impairments of goodwill recognized during the fiscal years ended January 31, 2026, 2025, and 2024.

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
Contract Acquisition Costs
Sales commissions paid to our sales force and the related employee costs, collectively “contract acquisition costs,” are considered incremental and recoverable costs of obtaining a contract with a customer. We typically pay sales commissions for both initial and follow-on sales of term subscriptions and SaaS subscriptions. Sales commissions paid for follow-on sales are typically not commensurate with those paid for initial sales. We capitalize incremental costs of obtaining a contract with a customer and amortize the costs over the expected period of benefit provided of five years.

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

Prior to the IPO, we granted our employees equity-based incentive awards. We measure equity-based compensation expense for all equity-based awards granted based on the estimated fair value of those awards on the date of grant. The fair value of the incentive units at each grant date is determined using an option pricing method, as discussed further below. We recognize the impact of forfeitures in equity-based compensation expense when they occur.

Incentive Unit Valuations

Upon the completion of our IPO, we ceased issuing incentive equity units and all outstanding and unvested incentive equity units were converted to RSAs.

The fair value of our Class B Units underlying our equity-based awards was determined by our Board, with input from management and contemporaneous third-party valuations, as there was no public market for our Class B Units. We believe that our Board had the relevant experience and expertise to determine the fair value of our Class B Units. Given the absence of a public trading market of our Class B Units, and in accordance with the American Institute of Certified Public Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our Board exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our Class B Units at each incentive unit grant date, including:

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

Interest Rate Risk
We had cash and cash equivalents and restricted cash of $361.4 million as of January 31, 2026, which are held in cash deposits and money market funds. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. Our cash and cash equivalents consist primarily of bank demand deposits and money market funds. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.

We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less as of January 31, 2026. As of January 31, 2026, we do not believe a hypothetical 10% change in interest rates would have a material impact on the value of our cash equivalents.
As of January 31, 2026, the Company had no interest rate risk.
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
As of January 31, 2026, our cash and cash equivalents included $25.4 million held in currencies other than the U.S. dollar. Decreases in the value of the U.S. dollar relative to other currencies may negatively affect our operating results as expressed in U.S. dollars. These amounts are included in other income (expense), net on our consolidated statements of operations.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of SailPoint, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SailPoint, Inc. and subsidiaries (the Company) as of January 31, 2026 and 2025, the related consolidated statements of operations, redeemable convertible units, partners’ deficit and stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 19, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to identify performance obligations and allocate the transaction price to those performance obligations, including controls over determining standalone selling prices and management’s application of the revenue recognition accounting requirements.

Our audit procedures included, among others, assessing the appropriateness of the methodology applied including the judgements and assumptions used to determine standalone selling price per service offering, testing the mathematical accuracy of the underlying data and calculations, and testing transactions to corroborate the data underlying the Company’s calculations. We also assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2024.

Austin, Texas

March 19, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of SailPoint, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited SailPoint, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SailPoint, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and 2025, the related consolidated statements of operations, redeemable convertible units, partners’ deficit and stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and our report dated March 19, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Austin, Texas

March 19, 2026

SAILPOINT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share, per share and unit amounts)

	January 31, 2026	January 31, 2025
Assets
Current assets
Cash and cash equivalents	$358,144	$121,293
Accounts receivable, net of allowance	335,001	254,050
Contract acquisition costs	47,697	32,834
Contract assets, net of allowance	70,565	58,335
Prepayments and other current assets	39,288	45,870
Total current assets	850,695	512,382
Property and equipment, net	35,178	22,879
Contract acquisition costs, non-current	117,833	94,270
Contract assets, non-current, net of allowance	41,249	33,788
Other non-current assets	23,621	36,206
Goodwill	5,151,668	5,151,668
Intangible assets, net	1,377,317	1,560,723
Total assets	$7,597,561	$7,411,916
Liabilities, redeemable convertible units, and stockholders' equity / partners' deficit
Current liabilities
Accounts payable	$5,824	$3,515
Accrued expenses and other liabilities	121,464	158,135
Deferred revenue	516,007	413,043
Total current liabilities	643,295	574,693
Deferred tax liabilities, non-current	56,112	136,528
Other long-term liabilities	12,732	32,128
Deferred revenue, non-current	39,191	36,399
Long-term debt, net	—	1,024,467
Total liabilities	751,330	1,804,215
Commitments and contingencies (Note 8)
Redeemable convertible units, no par value, unlimited units authorized, 499,052,847 units issued and outstanding as of January 31, 2025; aggregate liquidation preference of $8,100,352 as of January 31, 2025	—	11,196,141
Stockholders' equity / partners' deficit
Preferred stock, par value of $0.0001 per share, 50,000,000 shares authorized and no shares issued or outstanding as of January 31, 2026	—	—
Common stock, par value of $0.0001 per share; 1,750,000,000 shares authorized as of January 31, 2026; 563,781,636 shares issued and outstanding as of January 31, 2026	56	—
Additional paid in capital	7,096,974	—
Accumulated deficit	(250,799)	(5,588,440)
Total stockholders' equity / partners' deficit	6,846,231	(5,588,440)
Total liabilities, redeemable convertible units, and stockholders' equity / partners' deficit	$7,597,561	$7,411,916
See accompanying notes to consolidated financial statements.

SAILPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and per unit amounts)

	Year Ended January 31,
	2026	2025	2024
Revenue
Subscription	$1,010,198	$793,919	$622,830
Services and other	61,218	67,692	76,742
Total revenue	1,071,416	861,611	699,572
Cost of revenue
Subscription	302,367	236,581	205,053
Services and other	78,258	69,152	71,582
Total cost of revenue	380,625	305,733	276,635
Gross profit	690,791	555,878	422,937
Operating expenses
Research and development	222,961	169,730	180,778
Sales and marketing	574,846	466,903	461,187
General and administrative	200,470	107,979	113,701
Total operating expenses	998,277	744,612	755,666
Loss from operations	(307,486)	(188,734)	(332,729)
Other income (expense), net
Interest income	10,790	4,158	10,658
Interest expense	(24,635)	(186,652)	(187,059)
Other income (expense), net	(4,668)	(5,401)	(3,219)
Total other income (expense), net	(18,513)	(187,895)	(179,620)
Loss before income taxes	(325,999)	(376,629)	(512,349)
Income tax benefit	55,945	60,799	116,982
Net loss	$(270,054)	$(315,830)	$(395,367)
Class A yield	(23,786)	(764,549)	(583,672)
Net loss attributable to common stockholders and Class B unitholders	(293,840)	(1,080,379)	(979,039)
Net Loss per share attributable to common stockholders and Class B unitholders - basic and diluted	$(0.54)	$(12.91)	$(12.13)
Weighted average common shares and Class B Units outstanding, basic and diluted (1)	544,159	83,716	80,746
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
See accompanying notes to consolidated financial statements.

SAILPOINT, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE UNITS, PARTNERS' DEFICIT AND STOCKHOLDERS' EQUITY
(In thousands)

	Redeemable Convertible Units		Common Stock		Additional paid in capital	Accumulated Deficit	Total Partners' Deficit / Stockholders' Equity
	Units	Amount	Shares	Amount
Balance at January 31, 2023	443,593	$5,788,394	—	—	$—	$(183,259)	$(183,259)
Issuance of Class A Units	3,152	35,095	—	—	—	—	—
Issuance of Class B Units	689	16,648	—	—	—	—	—
Repurchase of Class A Units	(78)	(863)	—	—	(38)	—	(38)
Repurchase of Class B Units	(19)	(410)	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	37,469	—	37,469
Vesting of incentive units into Class B Units	1,603	—	—	—	—	—	—
Net loss	—	—	—	—	—	(395,367)	(395,367)
Balance at January 31, 2024	448,940	5,838,864	—	—	37,431	(578,626)	(541,195)
Issuance of Class A Units	36,568	407,171	—	—	—	—	—
Issuance of Class B Units	7,989	193,150	—	—	—	—	—
Repurchase of Class A Units	(300)	(3,338)	—	—	(589)	—	(589)
Repurchase of Class B Units	(329)	(1,583)	—	—	(662)	—	(662)
Equity-based compensation expense	—	—	—	—	31,714	—	31,714
Vesting of incentive units into Class B Units	2,293	—	—	—	—	—	—
Adjustment to reflect redemption value of redeemable convertible Class A Units	—	3,736,278	—	—	—	(3,736,278)	(3,736,278)
Adjustment to reflect redemption value of redeemable convertible Class B Units	—	1,019,561	—	—	(67,894)	(951,668)	(1,019,562)
Adjustment to reflect redemption value of unvested incentive units	—	6,038	—	—	—	(6,038)	(6,038)
Net loss	—	—	—	—	—	(315,830)	(315,830)
Balance at January 31, 2025	495,161	$11,196,141	—	—	$—	$(5,588,440)	$(5,588,440)
Vesting of incentive units into Class B Units	3,049	—	—	—	—	—	—
Adjustment to reflect redemption value of redeemable convertible Class A Units	—	23,787	—	—	—	(23,787)	(23,787)
Adjustment to reflect redemption value of redeemable convertible Class B Units	—	229,744	—	—	—	(229,744)	(229,744)
Equity-based compensation expense prior to Corporate Conversion	—	—	—	—	862	—	862
Net loss prior to Corporate Conversion	—	—	—	—	—	(19,255)	(19,255)
Effect of Corporate Conversion	(498,210)	(11,449,672)	497,807	50	5,588,396	5,861,226	11,449,672
Issuance of common stock in connection with IPO, net of underwriters’ discounts and commissions and offering costs and tax effects	—	—	57,500	6	1,251,430	—	1,251,436
Equity-based compensation expense after Corporate Conversion	—	—	—	—	256,286	—	256,286
Issuance of common stock upon vesting of restricted stock units and restricted stock	—	—	8,180	—	—	—	—
Net loss after Corporate Conversion	—	—	—	—	—	(250,799)	(250,799)
Balance at January 31, 2026	—	$—	563,487	$56	$7,096,974	$(250,799)	$6,846,231
See accompanying notes to consolidated financial statements.

SAILPOINT, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended January 31,
	2026	2025	2024
Cash flows from operating activities
Net loss	$(270,054)	$(315,830)	$(395,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	210,774	237,248	263,638
Amortization and write-off of debt issuance costs	17,391	12,685	4,152
Amortization of contract acquisition costs	39,223	24,899	11,519
Loss (gain) on disposal of property and equipment	19	—	36
Adjustments to contingent consideration	1,609	—	—
Provision for credit losses	5,353	2,534	1,662
Equity-based compensation expense, net of amounts capitalized	254,872	31,714	37,469
Deferred taxes	(72,683)	(71,209)	(124,919)
Net changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(86,091)	(41,653)	(57,397)
Contract acquisition costs	(77,649)	(71,678)	(61,716)
Contract assets	(19,739)	(11,730)	(21,139)
Prepayments and other current assets	(8,031)	(13,744)	(594)
Other non-current assets	1,116	6,006	(87)
Operating leases, net	342	293	335
Accounts payable	2,295	(5,346)	4,232
Accrued expenses and other liabilities	(33,589)	36,565	22,634
Deferred revenue	105,422	72,855	65,188
Net cash provided by (used in) operating activities	70,580	(106,391)	(250,354)
Cash flows from investing activities
Purchase of property and equipment	(5,980)	(5,362)	(2,577)
Proceeds from sale of property and equipment	3	14	31
Capitalized software development costs	(12,850)	(8,219)	—
Payments for asset acquisition	(16,729)	—	—
Purchase of intangible assets	—	—	(1,900)
Business acquisitions, net of cash acquired	—	(15,377)	(8,218)
Net cash used in investing activities	(35,556)	(28,944)	(12,664)
Cash flows from financing activities
Proceeds from issuance of units	—	600,321	51,743
Proceeds from IPO, net of underwriting discounts and commissions	1,259,681	—	—
Proceeds from revolving line of credit	—	25,000	—
Repayments to revolving line of credit	—	(25,000)	—
Repayment of Term Loans	(1,040,000)	(550,000)	—
Payment of debt issuance costs	(2,716)	—	—
Payments of deferred offering costs, net	(8,618)	(2,892)	—
Payments related to holdback and contingent consideration	(6,375)	—	—
Repurchase of units	—	(6,172)	(1,311)
Net cash provided by financing activities	201,972	41,257	50,432
Net change in cash, cash equivalents and restricted cash	236,996	(94,078)	(212,586)
Cash, cash equivalents and restricted cash, beginning of period	124,390	218,468	431,054
Cash, cash equivalents and restricted cash, end of period	$361,386	$124,390	$218,468

	Year Ended January 31,
	2026	2025	2024
Supplemental cash flow information:
Cash paid for interest	$37,069	$152,171	$182,029
Cash paid during the period for income taxes, net of refunds:
U.S. Federal	$—	$—	$—
U.S. State and local	696	—	—
Foreign	6,196	—	—
Total cash paid during the period for income taxes	$6,892	$—	$—
Cash paid during the period for income taxes(prior to ASU 2023-09)	$—	$12,948	$5,584
Individual jurisdictions equaling 5% or more of the total income taxes paid (net of refunds) for the year ended January 31, 2026 include Australia at $0.9 million, Brazil at $0.6 million, India at $1.6 million, Mexico at $0.7 million, and United Kingdom $0.9 million.

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,413	$6,013	$6,134

Supplemental disclosure of noncash investing and financing activities:
Effect of Corporate Conversion	$11,449,672	$—	$—
Adjustment to reflect the redemption value of the redeemable convertible units	$253,531	$4,761,878	$—
Capitalized equity-based compensation included in property and equipment, net	$2,276	$—	$—
Contingent and holdback consideration included in accrued expenses and other liabilities	$1,750	$6,375	$—
Deferred offering costs included in accounts payable and accrued expenses and other liabilities	$—	$6,994	$—
Operating lease right of use assets obtained in exchange for lease liabilities	$—	$1,725	$1,702

Reconciliation of cash, cash equivalents and restricted cash from the consolidated balance sheets to the consolidated statements of cash flows:
Cash and cash equivalents	$358,144	$121,293	$211,647
Restricted cash within prepayments and other current assets	3,242	3,097	6,821
Total cash, cash equivalents, and restricted cash in the consolidated statements of cash flows	$361,386	$124,390	$218,468
See accompanying notes to consolidated financial statements.

SAILPOINT, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
Organization
On February 12, 2025, in connection with our initial public offering ("IPO"), SailPoint Parent, LP converted into a Delaware corporation pursuant to a statutory conversion and changed its name to SailPoint, Inc. (the "Corporate Conversion"). The purpose of the Corporate Conversion was to reorganize the Company's corporate structure so that the entity offering its securities to the public in the IPO would be a corporation rather than a limited partnership. References in this Annual Report on Form 10-K to “SailPoint,” the “Company,” “we,” “us” and “our” (i) for periods prior to the Corporate Conversion, refer to SailPoint Parent, LP and, where appropriate, its consolidated subsidiaries and (ii) for periods after the Corporate Conversion, refer to SailPoint, Inc. and, where appropriate, its consolidated subsidiaries.
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

As a result of the Corporate Conversion, SailPoint, Inc. succeeded to all of the property and assets of SailPoint Parent, LP and succeeded to all of the debts, obligations and liabilities of SailPoint Parent, LP. SailPoint, Inc. is governed by a certificate of incorporation filed with the Delaware Secretary of State. The consolidated financial statements and footnotes give effect to the Corporate Conversion on a prospective basis as of the conversion date.
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
Completion of Initial Public Offering
On February 14, 2025, the Company closed its IPO of 60.0 million shares of its common stock, of which 57.5 million shares were sold by the Company and 2.5 million shares were sold by certain selling stockholders, at an initial offering price to the public of $23.00 per share for an aggregate offering price of $1.4 billion. The Company received net proceeds of approximately $1.2 billion, net of approximately $62.8 million of underwriting discounts and commissions and approximately $11.5 million of offering costs, net. The Company also realized a tax benefit of $3.2 million and recorded it as part of additional paid-in capital in the consolidated balance sheets as of January 31, 2026.
Basis of Presentation
The accompanying consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of SailPoint, Inc and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. For the year ended January 31, 2026, the Company has begun presenting "perpetual license revenue" and "cost of perpetual license revenue" as part of "revenue - services and other" and "cost of revenue - services and other", respectively, as the amounts were not material and has recast prior year amounts accordingly.
The Company has not entered into transactions that require presentation as other comprehensive income (loss). Total comprehensive income (loss) is equal to net income (loss) for all periods presented.

Segments
The Company reports segment information based on the management approach, which designates the internal reporting used by the Chief Operating Decision Maker (CODM) for making decisions and assessing performance as the source of our reportable segments. The measure used by our CODM for evaluating the Company's overall performance and inform resource allocation to support strategic priorities that is most consistent with GAAP is net loss. Significant expense categories regularly provided to the CODM are those disclosed in the consolidated financial statements and related notes.
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
The Company bases its estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. In particular, the Company makes estimates with respect to the fair value allocation of multiple performance obligations in revenue recognition, the expected period of benefit of contract acquisition costs, the assumptions underlying the fair value used for equity-based compensation expense for awards prior to the Company's IPO, and estimated useful lives and impairment of intangible assets and goodwill arising from business combinations and the assumptions underlying the fair value used for the redemption value of the redeemable convertible units issued prior to the Company's IPO. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. The Company is required to maintain cash collateral for an unconditional standby letter of credit in the amount of $2.7 million related to the Company’s corporate headquarters lease, and this amount predominantly represents the Company's total restricted cash.
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
Concentration of Credit and Other Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, and contract assets. The Company maintains its cash in bank deposit accounts that exceeded federally insured limits as of January 31, 2026 and 2025. There was no concentration of credit risk for customers as of January 31, 2026 and 2025 as no individual entity represented more than 10% of accounts receivable and contract assets. No customer accounted for more than 10% of revenue during the year ended January 31, 2026, 2025 and 2024. The Company does not experience concentration of credit risk in foreign countries as no foreign country represents more than 10% of the Company’s consolidated revenues or net assets.

The Company’s revenue by geographic region based on the customer’s location is presented in Note 15 “Segments and Geographic Information.”
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
Software Development Costs
Software development costs for products intended to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Technological feasibility is established when a product design and working model have been completed and the completeness of the working model and its consistency with the product design have been confirmed by testing. To date, the establishment of technological feasibility of the Company’s products and general release of such software have substantially coincided. As a result, the Company has not capitalized any software development costs through January 31, 2026 and all such costs have been recorded as research and development expenses as incurred in the consolidated statements of operations.
Internal Use Software Development Costs
Costs to develop software internally related to the Company's products are capitalized and recorded as a component of property and equipment, net. The Company capitalizes qualifying costs associated with internally-developed software incurred during the application development stage. Costs incurred during the preliminary project and post-implementation stages, including training and maintenance, are expensed as incurred. Capitalized costs are amortized on a project-by-project basis using the straight-line method over an estimated useful life of six years and is recorded as cost of subscription revenue in the consolidated statements of operations. The Company capitalized internal use software development costs of $15.1 million and $8.2 million for the year ended January 31, 2026 and 2025, respectively. Amortization expense was $1.7 million and $0.4 million for the years ended January 31, 2026 and 2025, respectively, and is included in cost of subscription revenue in the consolidated statements of operations. There was no amount recorded for amortization expense for the year ended January 31, 2024.
Capitalized Implementation Costs
Costs to implement cloud computing hosting arrangements are capitalized and amortized using the straight-line method over the expected term of the arrangement, including periods which are reasonably expected to be renewed. Costs include direct costs for third-party consulting services supporting the implementation. Software maintenance and training costs are expensed in the period in which the services are received. Capitalized costs, net of accumulated amortization, are included in prepayments and other non-current assets. The Company capitalized implementation costs of $1.3 million and $5.8 million for the year ended January 31, 2026 and 2025, respectively. Amortization expense was $1.7 million and $1.4 million for the year ended January 31, 2026 and 2025, respectively. Amortization expense for the year ended January 31, 2024 was not material.
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, accounting, consulting, and other fees related to the Company’s IPO are capitalized in prepayments and other current assets on the consolidated balance sheets. The deferred offering costs were offset against IPO proceeds upon the consummation of the IPO. There were no deferred offering costs as of January 31, 2026. There were deferred offering costs of $9.7 million as of January 31, 2025.
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
Services and other revenue also consists of perpetual licenses that provide customers with the same functionality as term licenses but differs primarily in duration of the license. Revenues from license performance obligations are generally recognized upfront at the point in time when the customer has taken control of the software license. All license transactions include maintenance and support performance obligations, which are recognized as subscription revenue. For the year ended January 31, 2026, the Company has begun presenting perpetual license revenue as part of services and other revenue due to amounts no longer being significant and has recast prior year amounts accordingly.
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
Contract Acquisition Costs
Sales commissions paid to the Company’s sales force and the related employer payroll taxes, collectively “contract acquisition costs,” are considered incremental and recoverable costs of obtaining a contract with a customer. The Company defers these costs and amortizes them over the expected period of benefit provided. The Company typically pays sales commissions for both initial and follow-on sales of term subscriptions and SaaS subscriptions. Commissions for subscriptions are amortized over the expected period of benefit which the Company has determined to be five years. Commissions for renewals of subscription offerings are amortized over each renewal’s expected period of benefit. The Company determines the period of benefit by taking into consideration customer contracts, customer turnover rates, the life of the Company’s technology and other factors.
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
Cost of Revenue
Cost of Subscription Revenue. Cost of subscription revenue consists primarily of employee-based costs (which consists of salaries, benefits, bonuses, and equity-based compensation and allocated overhead) of the customer support organization, contractor costs to supplement staff levels, amortization expense for developed technology acquired, amortization expense for capitalized software development costs, third party royalties, facilities costs and third-party cloud-based hosting costs.
Cost of Services and Other Revenue. Cost of services and other revenue consists primarily of (1) employee-based costs of professional services and training organizations, travel-related costs, facilities costs and contractor costs to supplement staff levels; and (2) amortization expense for developed technology acquired, and third-party royalties related to perpetual licenses. For the year ended January 31, 2026, the Company has begun presenting cost of perpetual license revenue as part of cost of services and other revenue due to amounts no longer being significant and has recast prior year amounts accordingly.
Research and Development Expenses
Research and development expenses consist primarily of employee-based costs, software and hosting arrangement expenses, professional services expense, and amortization expense for acquired intangible assets.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel costs (which includes commissions) and the related overhead costs to support the Company’s staff, costs for events and travel, costs of general marketing and promotional activities, payment processing fees, and allocated facilities and overhead costs.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs and the related overhead costs to support the Company’s staff across the corporate functions of executive, finance, human resources, information technology, internal operations and legal, as well as third-party professional fees, bad debt expense, travel and facilities costs.
Advertising Expenses
Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising expenses were approximately $33.4 million, $25.5 million, and $22.3 million for the years ended January 31, 2026, 2025, and 2024, respectively.
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
Post-IPO
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
Pre-IPO
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
Foreign Currency
The Company manages its foreign subsidiaries as integral direct components of its operations. The Company has determined that its functional currency is the U.S. dollar. The Company periodically assesses the applicability of the U.S. dollar as the Company’s functional currency by reviewing the salient indicators as indicated in the authoritative guidance for foreign currency matters. Assets and liabilities denominated in other currencies are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities. Revenue and expense incurred in other currencies are remeasured into U.S. dollars when incurred. Remeasurement losses in currencies other than the functional currency were $2.5 million, $3.8 million and $2.9 million in January 31, 2026, 2025 and 2024, respectively.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

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
Net Loss Per Share/Unit Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without the consideration of potential dilutive common shares.

For purposes of calculating net loss per share attributable to common stockholders for the year ended January 31, 2026 (during which a portion of the period preceded the IPO), the Company retrospectively applied the effects of the Corporate Conversion to the Class B Units. The Class B Units were included in the net loss per share calculations. For the periods that preceded the IPO and Corporate Conversion, the weighted-average number of common shares / units outstanding excludes the common stock sold in the IPO and the Class A Units outstanding. The Company calculated the net loss attributable to common stockholders by adjusting the net loss to include the yield earned by the Class A Units through the Corporate Conversion. The Company did not retrospectively adjust for the effect of the Corporate Conversion for periods prior to fiscal year 2026.

For the year ended January 31, 2025, the Class A yield included $644.2 million of yield earned during the period and a deemed dividend of $120.4 million. The deemed dividend primarily represents the difference between the proceeds received by the Company and the fair value of the units issued to Thoma Bravo in December 2024. Refer to Note 11 for further details regarding the Class A yield.

Dilutive net loss per share and per unit is computed by giving effect to all of the Company’s potential common shares outstanding to the extent the potential shares are dilutive. Basic and diluted net loss per share and per unit was the same, and the inclusion of all potential shares and per unit of the Company’s common stock would have been anti-dilutive. As of January 31, 2026, there was 12.1 million of unvested restricted stock units and restricted stock that could have potentially diluted basic EPS in the future that were not included in the computation of diluted EPS. Prior to the Company's IPO and as of January 31, 2025

and 2024, there were 3.9 million and 5.7 million, respectively, of unvested incentive units that would have potentially diluted basic EPS in the future that were not included in the computation of diluted EPS.
Recently Adopted Accounting Pronouncements
Accounting Standards Update 2023-09
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”), which requires public business entities on an annual basis to disclose specific categories in a tabular rate reconciliation and provide additional information for reconciling items that meet a five percent quantitative threshold. Additionally, the ASU requires all entities to disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes, as well as individual jurisdictions where income taxes paid are equal to or greater than five percent of total income taxes paid. The Company adopted this standard on a prospective basis and it did not have a material impact on its consolidated financial statements other than expanded income tax disclosures.
Accounting Standards Update 2023-07
In November 2023, the FASB issued ASU-2023-07, Improvements to Reportable Segment Disclosures, (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. Adoption of ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this standard on a retrospective basis and did not have a material impact on its consolidated financial statements or disclosures. Refer to Note 15 for further details.
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
Accounting Standards Update 2025-05
In July 2025, the FASB issued ASU-2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which amends Topic 326 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Specifically, in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. The Company is currently evaluating the impact and does not expect the adoption of this standard to have a material impact on its consolidated financial statements or disclosures.
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

2. Revenue Recognition
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated by subscription product categories (in thousands):

	Year Ended January 31,
	2026	2025	2024
Subscription
SaaS	$602,149	$444,595	$312,259
Maintenance	150,879	154,351	155,528
Term subscriptions	229,292	173,917	144,181
Other subscription services	27,878	21,056	10,862
Total Subscription	1,010,198	793,919	622,830
Services and other	61,218	67,692	76,742
Total revenue	$1,071,416	$861,611	$699,572
The following table summarizes the revenue the Company recognizes at a point in time and over time (in thousands):

	Year Ended January 31,
	2026	2025	2024
Revenue recognized at a point in time	$160,265	$110,479	$106,450
Revenue recognized over time	911,151	751,132	593,122
Total revenue	$1,071,416	$861,611	$699,572
Contract Acquisition Costs
A summary of the activity impacting contract acquisition costs is presented below (in thousands):

	Year Ended January 31,
	2026	2025	2024
Beginning Balance	$127,104	$80,325	$30,128
Additional contract acquisition costs	77,649	71,678	61,716
Amortization of contract acquisition costs	(39,223)	(24,899)	(11,519)
Ending Balance	$165,530	$127,104	$80,325
There were no material impairments of contract acquisition costs for the years ended January 31, 2026, 2025, and 2024.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of revenue recognition under the Company’s contracts with customers. Revenue recognized during the reporting periods that was previously deferred was $413.7 million and $339.6 million, and $272.3 million, for the years ended January 31, 2026, 2025, and 2024, respectively.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These remaining performance obligations represent contract value that has not yet been recognized as revenue. Remaining performance obligations includes both invoices that have been issued to customers but have not been recognized as revenues and amounts that will be invoiced and recognized as revenue in future periods. As of January 31, 2026, remaining performance obligations were $1.8 billion, of which the Company expects to recognize $857.8 million as revenue over the next 12 months.

3. Allowance for Expected Credit Losses

The following tables present the changes in the allowance for expected credit losses for accounts receivable measured at amortized cost (in thousands):

	January 31,
	2026	2025	2024
Beginning Balance	$192	$1,185	$733
Provision for credit losses, net of recoveries	5,305	2,507	3,604
Write-offs	(4,587)	(3,500)	(3,152)
Ending Balance	$910	$192	$1,185

The following tables present the changes in the allowance for expected credit losses for contract assets measured at amortized cost (in thousands):

	January 31,
	2026	2025	2024
Beginning Balance	$168	$141	$1,453
Provision for (reduction in) credit losses	48	27	(1,312)
Ending Balance	$216	$168	$141
4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	January 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$308,535	$—	$—	$308,535
Total cash equivalents	$308,535	$—	$—	$308,535

	January 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$81,972	$—	$—	$81,972
Total cash equivalents	$81,972	$—	$—	$81,972
Liabilities:
Contingent consideration	$—	$—	$5,700	$5,700
Total liabilities	$—	$—	$5,700	$5,700
The Company’s carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses are considered Level 1 and approximate their fair values due to their short maturities as of January 31, 2026 and January 31, 2025 and are excluded from the fair value tables above. The carrying value of debt at January 31, 2025 is considered Level 1 and approximates fair value.
The Company measured the fair value of the contingent consideration associated with its Imprivata acquisition on a recurring basis using significant unobservable inputs, classified as Level 3. The Company recorded the contingent consideration at its fair value on the acquisition date. The Company determined the fair value of contingent consideration using a probability weighted discounted cash flow method. Each reporting period thereafter, the obligation is revalued and changes in its fair values are recorded within sales and marketing expenses within the consolidated statements of operations. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates and from changes pertaining to the estimated or actual achievement of the defined milestones. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the fair value and corresponding changes in fair value of the contingent consideration the Company records in any given period.
During the year ended January 31, 2026, the Company remeasured the fair value of the contingent consideration associated with the Imprivata acquisition of $5.7 million reported as of January 31, 2025. This remeasurement resulted in a $1.6 million increase to the obligation, with the additional expense recorded in sales and marketing expenses within the consolidated statements of operations for the year ended January 31, 2026. The fair value of the contingent consideration was determined using a 99% probability of achievement with no additional discount rate due to the short-term expected timing of payment. The contingent consideration balance of $7.3 million was fully settled during August 2025.
The estimated fair value of the contingent consideration associated with the Imprivata acquisition was determined with the following key inputs:

January 31, 2025
Probability of achievement	84.2%
Expected timing of payment	Fiscal 2026
Discount rate	13.5%
The estimated fair value of the contingent consideration of $0.2 million associated with the Savvy Security Ltd. acquisition was determined using a 100% probability of achievement as of December 31, 2025 and as of the acquisition date. Prior to January 31, 2026, the contingency was satisfied and the liability was fully settled. See Note 5 for additional information on the Savvy acquisition.
There were no transfers between fair value measurement levels during the period ended January 31, 2026 and January 31, 2025.
5. Acquisitions
Asset Acquisitions
Security Savvy Ltd
On September 15, 2025, the Company acquired certain assets of Security Savvy Ltd, a third-party software as a service ("SaaS") security platform that helps organizations manage identity-related risks associated with their SaaS applications, for $18.4 million, which includes $0.5 million in direct transaction costs that were capitalized as a component of the consideration transferred. The transaction was accounted for as an asset acquisition and substantially all of the acquired assets consisted of developed technology. The purchase price includes a holdback amount of $1.8 million to be paid 12 months from the date of closing subject to the resolution of certain indemnities. The purchase price also includes a contingent consideration of $0.2 million, which the Company was required to pay if it were to obtain the assignment of a specific customer contract by December 31, 2025. See Note 4 for additional information on the fair value of the contingent consideration as of the acquisition date. On October 31, 2025, the Company obtained the assignment of the remaining customer contract and satisfied the contingency. During November 2025, the Company fully settled a liability of $0.2 million, associated with the acquisition.
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
The fair value estimates and assumptions regarding certain tangible assets acquired and liabilities assumed and the valuation of intangible assets acquired are subject to change as additional information is obtained during the measurement period. The goodwill arising from the acquisition is deductible for tax purposes.

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
Additional Business Combination Related Information
The operating results of the acquired companies are included in the Company’s consolidated statements of operations from the respective dates of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to the Company’s consolidated statements of operations.
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

6. Goodwill and Intangible Assets
Goodwill
As of January 31, 2026 and 2025, goodwill was $5.2 billion. No goodwill measurement adjustments were recorded during the years ended January 31, 2026 and 2025. No goodwill impairments were recorded during the years ended January 31, 2026, 2025, and 2024
Intangible Assets
Total cost and amortization of intangible assets comprised of the following:

	January 31, 2026	Weighted Average Useful Life	January 31, 2025	Weighted Average Useful Life
Intangible assets, net	(In thousands)	(In years)	(In thousands)	(In years)
Customer relationships	$1,075,100	14.7	$1,075,100	14.7
Developed technology	740,229	6.9	722,071	6.9
Trade names	243,180	18	243,180	18
Other	123,904	2.1	123,400	2.1
Total intangible assets	2,182,413		2,163,751
Less: accumulated amortization	(805,096)		(603,028)
Total intangible assets, net	$1,377,317		$1,560,723
Total accumulated amortization of intangible assets is comprised of the following (in thousands):

Accumulated amortization	January 31, 2026	January 31, 2025
Customer relationships	$(277,138)	$(195,197)
Developed technology	(358,736)	(252,548)
Trade names	(46,867)	(33,368)
Other	(122,355)	(121,915)
Total accumulated amortization	$(805,096)	$(603,028)
There were no impairments for intangible assets during the years ended January 31, 2026, 2025 and 2024.
Amortization expense for the periods presented was as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Cost of revenue
Subscription	$106,476	$103,329	$100,820
Services and other	2	154	2,147
Operating expenses
Research and development	443	380	32
Sales and marketing	95,147	126,445	154,030
Total amortization expense	$202,068	$230,308	$257,029

The total estimated future amortization expense of intangible assets as of January 31, 2026 is as follows (in thousands):

Year Ending January 31,
2027	$202,479
2028	200,838
2029	199,838
2030	148,850
2031	94,732
Thereafter	530,580
Total amortization expense	$1,377,317
7. Leases
As of January 31, 2026, the Company’s leases, primarily relating to office leases, have remaining lease terms of less than 1 year to 4 years. Certain leases include early termination and/or extension options; however, exercises of these options are at the Company’s sole discretion. As of January 31, 2026, the Company determined it is not reasonably certain it will exercise the options to extend its leases or terminate them early. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of January 31, 2026 and 2025, the Company had no financing leases.
The Company measures its lease liabilities at the net present value of the remaining lease payments. The Company’s incremental borrowing rate is estimated to approximate the interest rate on similar terms and payments and in economic environments where the leased asset is located.
As of January 31, 2026 and 2025, the Company’s weighted-average discount rate was 9.15%, and 9.26%, respectively.
As of January 31, 2026 and 2025, the Company’s weighted-average remaining lease term was 3.2 years and 4.1 years, respectively.
Operating lease costs for the periods presented were as follows (in thousands):

	January 31,
	2026	2025	2024
Lease cost
Operating lease cost	$6,266	$6,383	$6,492
Variable lease cost	1,824	2,003	2,514
Short-term lease cost	1,362	1,161	932
Total lease cost	$9,452	$9,547	$9,938
The undiscounted annual future minimum lease payments are summarized by year in the table below (in thousands):

Year Ending January 31,
2027	$6,712
2028	6,020
2029	6,219
2030	1,766
Total minimum lease payments	20,717
Less: interest	(2,636)
Total present value of operating lease liabilities	$18,081
8. Commitments and Contingencies
As of January 31, 2026, the Company had in aggregate $196.3 million in contractual purchase commitments associated with agreements that are enforceable and legally binding, of which $113.4 million are due within the next 12 months.

Such amounts do not include obligations under contracts that the Company can cancel without significant penalty or purchase orders as the purchase orders represent authorizations to purchase rather than binding agreements.
Included in the aggregate contractual purchase commitments as of January 31, 2026 is the remaining commitment with a cloud storage provider that has a term of July 2023 through June 2028. Under the terms of the agreement, the Company committed to spend $54.0 million, $59.0 million, $62.0 million, $65.0 million, and $67.5 million in contract years one, two, three, four, and five, respectively, for a total of $307.5 million. If the Company does not meet the minimum purchase obligation during any of those years, it will be required to pay the difference. The Company met the minimum spend requirements for years one, two and three, As of January 31, 2026, the Company has made payments of $177.0 million under the agreement. On February 1, 2026, a new amendment to the agreement was entered with the cloud storage provider, which terminated the previous arrangement. The new arrangement has a term of February 1, 2026 through January 31, 2031. Under the terms of the new arrangement the Company committed to spend $107.0 million, $127.0 million, $147.0 million, $162.0 million and $178.0 million in contract years one, two, three, four and five, respectively, for a total of $721.0 million. If the Company does not meet the minimum purchase obligation during any of those years, it will be required to pay the difference.
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
9. Credit Agreement and Debt
2025 Credit Agreement
On June 25, 2025, the Company entered into a credit agreement (the "2025 Credit Agreement") that provides for a five-year $250.0 million secured revolving credit facility, including a letter of credit sub-facility of up to $10.0 million (the "2025 Revolving Credit Facility"). The 2025 Revolving Credit Facility matures on June 25, 2030. The Company incurred deferred financing costs of $2.7 million related to the issuance of the 2025 Credit Agreement, which are included in other non-current assets on the accompanying consolidated balance sheets. These costs are being amortized to interest expense over the life of the 2025 Credit Agreement on a straight-line basis. Amortization of deferred financing costs related to the 2025 Credit Agreement was $0.3 million for the year ended January 31, 2026.

Pursuant to the 2025 Credit Agreement, the Company can obtain base rate loans, which bear interest at a Base Rate (as defined in the 2025 Credit Agreement) plus a margin ranging from 0.50% to 1.50%, depending on the First Lien Net Leverage Ratio (as defined in the 2025 Credit Agreement), or term SOFR loans, which bear interest at a rate equal to Term SOFR (as defined in the 2025 Credit Agreement) plus a margin ranging from 1.50% to 2.50%, depending on the First Lien Net Leverage Ratio. The Company will incur commitment fees at rates ranging from 0.175% to 0.375% per annum, depending on the First Lien Net Leverage Ratio, on the unused portion of the lender commitments. The Company will also pay customary letter of credit fees, including a fronting fee equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letters of credit, as well as customary issuance and administration fees. The fees were $0.3 million for the year ended January 31, 2026 and are recorded as interest expense on the consolidated statements of operations.
The 2025 Credit Agreement contains customary representations and warranties, events of default, and various affirmative and negative covenants, including financial reporting requirements and limitations on liens, investments (including acquisitions), indebtedness, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments and transactions with affiliates. The Company is subject to quarterly financial covenants relating to maintaining a Total Net Leverage Ratio (as defined in the 2025 Credit Agreement) of generally not more than 4.00 to 1.00 (which may be increased to 4.50 to 1.00 for a limited period in the event a material acquisition is consummated). The Company was in compliance with all applicable covenants as of January 31, 2026.
All obligations under the 2025 Revolving Credit Facility are unconditionally guaranteed by the Company and each Restricted Subsidiary other than any Excluded Subsidiary (each, as defined in the 2025 Credit Agreement) and are supported by a security interest in substantially all of the borrowers' and guarantors' tangible and intangible assets (subject to permitted liens).
The Company may voluntarily repay and reborrow outstanding loans under the 2025 Revolving Credit Facility at any time without a premium or a penalty. The Company had no outstanding 2025 Revolving Credit Facility balance as of January 31, 2026.
2022 Credit Agreement
On August 16, 2022, the Company entered into a Credit Agreement (the "2022 Credit Agreement") that provides for (i) a six-year $125.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $5.0 million (the “2022 Revolving Credit Facility”) and (ii) a seven-year $1.59 billion term loan facility (the “Term Loans”). The 2022 Revolving Credit Facility had a maturity date in August 2028, and the Term Loans had a maturity date in August 2029. After the closing of the IPO, the Company fully repaid its Term Loans and recorded an extinguishment of debt related to the remaining balance of its deferred financing costs of $15.3 million, which is recorded within interest expense on the consolidated statement of operations.
On June 25, 2025, the 2022 Credit Agreement was terminated upon the closing of the 2025 Credit Agreement. The remaining unamortized deferred financing costs of $1.4 million for the 2022 Revolving Credit Facility was recorded as a loss from extinguishment of debt and included in interest expense on the consolidated statements of operations. Amortization of debt issuance costs, excluding the loss from extinguishment of debt, was $0.5 million, $4.4 million, and $4.2 million for the years ended January 31, 2026, 2025, and 2024, respectively.
The net carrying amount of the Term Loans is presented as follows (in thousands):

	January 31, 2026	January 31, 2025
Principal	$—	$1,040,000
Unamortized issuance costs	—	(15,533)
Net carrying amount	$—	$1,024,467
Total interest expense recognized related to the Term Loans for the year ended January 31, 2026, 2025, and 2024 was $22.3 million, $186.2 million, and $186.6 million, respectively, consisting of contractual interest expense of $6.7 million, amortization of debt issuance costs of $0.2 million and $15.3 million loss from the extinguishment of debt for the year ended January 31, 2026, contractual interest expense of $174.0 million, amortization of debt issuance costs of $3.9 million and $8.3 million loss from the extinguishment of debt for the year ended January 31, 2025, and contractual interest expense of $182.9 million and amortization of debt issuance costs of $3.7 million for the year ended January 31, 2024.
10. Related Party Transactions
The Company is an affiliate of Thoma Bravo. The Company engaged in ordinary sales transactions of $2.0 million, $0.8 million, and $1.0 million and ordinary purchase transactions of $2.7 million, $2.1 million and $2.1 million for the years ended January 31, 2026, 2025, and 2024, respectively, with entities affiliated with Thoma Bravo.
The Company made payments of $9.3 million, $7.5 million, and $11.3 million under its advisory services agreement with Thoma Bravo for consultation and advice related to corporate strategy, budgeting of future corporate investments, acquisition and divestiture strategies, and debt and equity financings during the years ended January 31, 2026, 2025, and 2024, respectively. The Company expensed $0.6 million, $15.0 million, and $15.0 million during the years ended January 31, 2026,

2025, and 2024 respectively, which is included in general and administrative expenses in the Company’s consolidated statements of operations. In conjunction with the closing of the IPO, the Company settled all outstanding fees of $9.3 million payable to Thoma Bravo and its advisory services agreement was terminated.
On December 13, 2024, the Company acquired Imprivata, which is majority owned by Thoma Bravo, See Note 5 for additional information.
On December 23, 2024, SailPoint Parent, LP entered into a purchase agreement with Thoma Bravo, pursuant to which Thoma Bravo purchased Class A Units and Class B Units for an aggregate purchase price of $600.0 million. In addition, on January 7, 2025, in connection with Thoma Bravo’s purchase, certain of the Company’s directors and other equityholders exercised their preemptive rights under our partnership agreement and purchased Class A Units and Class B Units for an aggregate purchase price of approximately $0.3 million. The Company used $575.0 million of the proceeds from such transaction to repay $550.0 million and $25.0 million of the Term Loan and Revolving Credit Facility (which was drawn down by the Company on November 8, 2024), respectively, with the remainder planned for general corporate purposes.
Under the terms of the 2022 Credit Agreement, an entity affiliated with Thoma Bravo provided $50.0 million of the Term Loans as part of the syndicate of lenders on August 16, 2022. As a result, the Company made interest payments of $1.2 million, $4.8 million, and $5.7 million for the years ended January 31, 2026, 2025, and 2024, respectively, and incurred interest expense of $0.7 million, $5.9 million, and $5.9 million to the affiliate of Thoma Bravo for the years ended January 31, 2026, 2025, and 2024, respectively. The remaining principal balance owed to the affiliate of Thoma Bravo was fully repaid upon the repayment of the Company's Term Loans.
11. Stockholders' Equity / Partners' Deficit
Stockholders’ Equity

As a result of the Corporate Conversion, the Company succeeded to all of SailPoint, Inc's property, assets, debt, and obligations. The Company’s authorized capital stock consists of 1,750,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of undesignated preferred stock, par value $0.0001 per share. The issued and outstanding shares of common stock disclosed on the consolidated balance sheet include all legally outstanding shares, including restricted stock awards ("RSAs").

Each outstanding share of common stock is entitled to one vote on all matters submitted to a vote of stockholders. Holders of shares of our common stock have no cumulative voting rights and are not entitled to dividends unless declared by the Board of Directors (the “Board”). The Company’s common stock is neither convertible nor redeemable.

No preferred stock has been issued and is outstanding as of January 31, 2026.

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
Redeemable Convertible Units

There are no redeemable convertible units outstanding as of January 31, 2026. Redeemable convertible units consisted of the following as of January 31, 2025:

	January 31, 2025
	Units issued and outstanding	Aggregate liquidation preference	Net carrying value
	(In thousands)
Class A Units	403,400	$8,100,352	$8,100,352
Class B Units (1)	91,761	—	3,095,789
Total redeemable convertible units	495,161	$8,100,352	$11,196,141
(1) The net carrying value includes the redemption value of unvested incentive units that will convert to Class B Units.
The cumulative unpaid Class A yield earned was $1.5 billion as of January 31, 2025. The cumulative unpaid Class A yield earned per unit was $3.66 as of January 31, 2025.
The cumulative Class A yield earned upon the Corporate Conversion was $1.5 billion as of the date of the Corporate Conversion. The cumulative unpaid Class A yield earned per unit was $3.72 as of the date of the Corporate Conversion.
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
The following are the relevant terms related to the Class A and Class B Units:
Class A Yield
The Class A unitholders were entitled to a cumulative preferred return at the per annum rate of 9% (“Class A Yield”), compounded on a quarterly basis, on the sum of unpaid yield (“Unpaid Yield”) plus unreturned capital (“Unreturned Capital”). Unpaid Yield represented the amount equal to the excess of the aggregate Class A Yield accrued on such Class A Units for all prior periods, over the aggregate amount of prior distributions made by the Company related to such Class A Yield. Unreturned Capital is the aggregate contributions made in exchange for Class A Units reduced by distributions made by the Company to such unitholders for all prior periods.
At each reporting date, the Company evaluated whether the Class A Units were considered currently redeemable or probable of becoming redeemable upon a deemed liquidation event. The Company did not record the cumulative yield in the consolidated financial statements until the Company determined that such units were probable of becoming redeemable. As of January 31, 2025, the Class A and Class B Units were currently redeemable as the deemed liquidation events that would give rise to the redemption of the units were considered probable. The Board had the ability, in its discretion, to make distributions at any time or from time to time.
Class B Yield
The Class B unitholders are not entitled to any yield or dividend.
Liquidation Rights
The Class A unitholders were entitled to liquidation preference over Class B unitholders. The distribution would first be made to settle Unpaid Yield, and then to settle Unreturned Capital. Any remaining amounts was to be distributed pro rata among holders of Class B Units based on the outstanding Class B Units held at the time of such distribution. Therefore, all Class A unitholders had first priority with regard to any distributions made by the Company to its unitholders. The Class B unitholders then had the residual interests in the Company.
Redemption Rights
In accordance with the terms and conditions of the Partnership Agreement, the Class A and Class B Units were contingently redeemable upon occurrence of a sale or reorganization, which were deemed liquidation events that were considered outside of the Company’s control. Upon redemption, each Class A and Class B unitholder would receive in exchange for each unit, the same cash value of consideration and the same portion of the aggregate consideration as if a liquidation event occurred and a distribution was made pursuant to the liquidation rights. As of January 31, 2025, the Class A Units and Class B Units were considered redeemable as the closing of the IPO was considered probable. The Company recognized the increase to the redemption value of both Class A and Class B units as a charge to its additional paid in capital and accumulated deficit.
Repurchase Rights
In accordance with the terms and conditions of certain investor agreements, Co-Invest Agreements, or other incentive unit agreements entered into between the Company and its unitholders, the Class A and Class B Units were subject to repurchase at the election of the Company, Thoma Bravo, or another related party upon the unitholder’s termination or in connection with a sale of the Company. The repurchase price for each Class A Unit was the fair market value of such unit as of the date of repurchase; provided, however, that if the unitholder was terminated for cause, the repurchase price shall be the lesser of the unitholder’s original cost for such unit and the fair market value of such unit. The repurchase price for each Class B Unit was the fair market value of such unit as of the date of repurchase.
Conversion Rights
The Class A and Class B Units were contingently convertible upon occurrence of a reorganization in anticipation of a public offering. In connection with such event, the Board would determine what securities or other property the units would be converted to or exchanged for.
Voting Rights
The majority of the Class A and Class B Units were owned by funds managed by Thoma Bravo (“TB Funds”). TB Funds had control of the Board through their election rights, and the TB Funds also had certain approval rights as defined within Partnership Agreement including, but not limited to authorizing any distributions upon any securities of the Company and authorizing the issuance of any notes or debt securities.
12. Equity-Based Compensation
SailPoint Parent, LP Incentive Equity Plan
Prior to the IPO, the Company had the SailPoint Parent, LP Incentive Equity Plan (the “Plan”) and the SailPoint Parent, LP Co-Invest Agreement (the “Co-Invest Agreement”) to incentivize employees and to align the employees and management with the owners of the business.

The Plan provided for the grant of options, profits interest, equity appreciation rights and other forms of awards to employees and non-employees granted or denominated in units of SailPoint Parent, LP. Under the Plan, 10,972 million Class B Units (“Incentive Units”) were reserved for issuance. The Plan allowed for awards to generally vest over four years based on continued service to the Company and/or its affiliates. Equity-based compensation costs for granted units were recognized as expense on a straight-line basis over the requisite service period as the services performed.

The Co-Invest Agreement offered employees the one-time opportunity to co-invest in the Company by purchasing units directly from the Company for cash. Under the Co-Invest Agreement, the purchase price was $16.42 for one Class A Unit and a number of Class B Units, based on a ratio of one Class A Unit to 0.2185 Class B Units. The Company determined the Co-Invest Agreement was not compensatory in nature as the terms are no more favorable than those available to all holders of the same class of equity, therefore it did not give rise to recognizable compensation cost.

As of January 31, 2025, the Incentive Units were considered redeemable as the closing of the IPO was considered probable. The Company also granted equity appreciation rights awards under the Plan that are required to be settled in cash. The awards were classified as liabilities and were remeasured each reporting period. The liability is included in other long-term liabilities on the consolidated balance sheets and is included in the consolidated statement of operations as equity-based compensation expense.

Cash-Settled Awards

As of January 31, 2025, the total unrecognized compensation expense related to non-vested cash-settled awards granted is $41.7 million and is expected to be recognized over a weighted average period of 1.1 years.
Impact of the IPO

On January 31, 2025, the Board approved modifications to accelerate the vesting of certain incentive units, equity appreciation rights (“EARs”), and cash settled awards subject to the pricing and closing of the IPO. Prior to the Corporate

Conversion, the Company modified 3,036,888 incentive units and 377,077 EARs. Upon the IPO, the vested incentive units were considered redeemable. As a result of the modifications and the closing of the IPO, the Company recognized $113.8 million of equity-based compensation expense in the consolidated statement of operations, which was comprised of $61.5 million, $12.6 million, and $39.8 million of expense for the modified incentive units, EARs, and cash settled awards, respectively. Additionally, the Company settled the vested EARs and cash settled awards, paying $75.2 million. As of January 31, 2026, the outstanding cash awards remaining to be settled were not significant.

In addition, the Company cancelled and replaced the unvested incentive units and EARs with grants of RSAs and RSUs, respectively. The Company granted 1,253,536 RSAs and 232,168 RSUs, which are governed by the SailPoint, Inc. Omnibus Incentive Plan (the “Omnibus Plan”). As a result of granting the RSUs, the Company reclassified an insignificant amount for the unvested EARs from other long-term liabilities on the consolidated balance sheets to additional paid in capital.

As of January 31, 2026, there were no outstanding awards under the SailPoint Parent, LP Incentive Equity Plan.

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

Capitalized equity-based compensation expense is recorded as part of property and equipment, net on the consolidated balance sheets and is amortized on a project-by-project basis using the straight-line method.

During the year ended January 31, 2026, the Company granted 19,753,701 RSUs that vest ratably predominantly over two to four years based on continued service to the Company.

As of January 31, 2026, there were a total of 40.8 million shares of common stock available for grant under the Omnibus Plan.

Restricted stock and RSU activity under the Omnibus Plan for the year ended January 31, 2026 was as follows:

	Restricted Stock Units		Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)	(Per unit)	(In thousands)	(Per unit)
February 13, 2025	—	$—	—	$—
Granted	19,986	21.53	1,254	13.29
Vested	(7,303)	22.00	(877)	13.28
Forfeited	(921)	21.57	(82)	13.20
Unvested balance at January 31, 2026	11,762	$21.23	295	$13.36

The total grant date fair value for vested restricted stock and RSUs were $172.3 million the year ended January 31, 2026. As of January 31, 2026, the total unrecognized stock-based compensation expense related to restricted stock and RSUs was $231.3 million that is expected to be recognized over a weighted-average period of 1.7 years.
During the first quarter of fiscal year 2027, we issued 20,799,064 RSUs to certain of our employees, including executive officers. Stock-based compensation expense is estimated to be $289.7 million and will be recognized over four years based on continued service.

Equity-based Compensation Expense

A summary of the Company’s equity-based compensation expense by award type is presented below (in thousands):

	Year Ended January 31,
	2026	2025	2024
Incentive equity units	$62,358	$31,714	$37,469
Equity appreciation rights	13,307	10,253	3,982
Restricted stock awards	12,282	—	—
Restricted stock units	182,381	—	—
Cash-settled awards	41,748	57,602	93,368
Total equity-based compensation expense	$312,076	$99,569	$134,819

A summary of the Company’s equity-based compensation expense as recognized in the consolidated statements of operations is presented below (in thousands):

	Year Ended January 31,
	2026	2025	2024
Cost of revenue - subscription	$19,754	$7,119	$6,675
Cost of revenue - services and other	15,473	6,652	5,772
Research and development	52,990	23,139	30,373
Sales and marketing	103,484	38,387	52,292
General and administrative	118,099	24,272	39,707
Total equity-based compensation expense, net of amounts capitalized	$309,800	$99,569	$134,819
Capitalized equity-based compensation	2,276	—	—
Total equity-based compensation expense	$312,076	$99,569	$134,819
13. Balance Sheet Related Items
Property and Equipment
The cost and accumulated depreciation of property and equipment are as follows (in thousands):

	January 31, 2026	January 31, 2025
Computer equipment	$15,620	$12,845
Capitalized software development costs	23,345	8,219
Furniture and fixtures	3,792	3,629
Leasehold improvements	13,498	12,759
Other	1,216	1,229
Total property and equipment	57,471	38,681
Less: accumulated depreciation and amortization	(22,293)	(15,802)
Total property and equipment, net	$35,178	$22,879
Depreciation and amortization expense was $8.7 million, $6.6 million, and $6.6 million for the years ended January 31, 2026, 2025, 2024, respectively.

Prepayments and Other Current Assets and Other Non-Current Assets
Prepayments and other current assets consisted of the following (in thousands):

	January 31, 2026	January 31, 2025
Prepaid expenses	$26,699	$23,966
Restricted cash	3,242	3,097
Income tax receivables	2,209	2,348
Deferred offering costs	—	9,710
Other	7,138	6,749
Total prepayments and other current assets	$39,288	$45,870
Other non-current assets consisted of the following (in thousands):

	January 31, 2026	January 31, 2025
Prepaid expenses	$3,681	$4,691
Deferred tax assets, non-current	466	8,199
Right-of-use assets, net	16,949	21,627
Other	2,525	1,689
Total other non-current assets	$23,621	$36,206

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	January 31, 2026	January 31, 2025
Commissions	$33,186	$31,365
Bonus	36,218	31,647
Operating lease liabilities - current	5,349	4,586
Payroll and related benefits	14,066	10,250
Cash-settled awards	96	6,416
Interest payable	2	29,829
Income taxes payable	561	333
Thoma Bravo advisory fees	—	8,750
Other	31,986	34,959
Total accrued expenses and other liabilities	$121,464	$158,135
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	January 31, 2026	January 31, 2025
Long-term operating lease liabilities	$12,732	$17,832
EARs	—	14,296
Total other long-term liabilities	$12,732	$32,128
14. Income Taxes
Provision for income taxes consists of U.S. and state income taxes and income taxes in certain foreign jurisdictions in which the Company conducts business.

The following table presents consolidated loss before income taxes (in thousands):

	Year Ended January 31,
	2026	2025	2024
Domestic	$(350,605)	$(384,171)	$(519,395)
Foreign	24,606	7,542	7,046
Total loss before income taxes	$(325,999)	$(376,629)	$(512,349)
The provision (benefit) expense for income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2026	2025	2024
Current
Federal	$1,667	$353	$1,711
State	973	935	301
Foreign	11,181	8,430	5,895
Total current	13,821	9,718	7,907
Deferred
Federal	(68,351)	(56,759)	(106,764)
State	(3,467)	(12,718)	(17,448)
Foreign	2,052	(1,040)	(677)
Total deferred	(69,766)	(70,517)	(124,889)
Provision (benefit) expense for income taxes	$(55,945)	$(60,799)	$(116,982)
The significant components of the Company’s deferred taxes are as follows (in thousands):

	January 31, 2026	January 31, 2025
Deferred tax assets:
Research and development and other credits	$38,327	$30,173
Capitalized research expenditures	33,266	75,425
Net operating loss carryforward	66,866	36,359
Disallowed interest carryforward	87,783	97,827
Deferred revenue	55,025	39,543
Stock compensation	3,304	3,252
Operating lease liabilities	4,372	5,488
Accrued expenses	10,437	9,292
Other	9,700	8,363
Total deferred tax assets	309,080	305,722
Less valuation allowance for deferred tax assets	(20,308)	(32,265)
Net deferred tax asset	288,772	273,457
Deferred tax liabilities:
Fixed assets	(1,609)	(1,922)
Operating lease ROU assets	(4,098)	(5,291)
Capitalized commissions	(13,760)	(17,217)
Intangible assets	(324,951)	(377,356)
Total deferred tax liabilities	(344,418)	(401,786)
Net deferred tax (liabilities) assets	$(55,646)	$(128,329)
As of January 31, 2026, the Company has federal, state and foreign net operating loss carryforwards of $227.3 million, $205.1 million and $31.5 million, respectively. Approximately $0.2 million of the federal net operating loss carryforwards will begin to expire in 2037 and $227.1 million do not expire. The state net operating loss carryforwards will begin to expire in 2029, if not utilized. The foreign net operating losses do not expire.
As of January 31, 2026, the Company has federal and state research and development credit carryforwards of $30.4 million and $8.6 million, respectively. The federal and state research and development credits will begin to expire in 2027 and 2033, respectively, if not utilized.

The Company assessed all available positive and negative evidence to determine whether it expects that sufficient future taxable income will be generated to allow it to realize its existing deferred tax assets. The Company determined that it is more likely than not to realize a portion of the benefits of its U.S. federal and state interest expense carryforward. The Company decreased the valuation allowance to $20.3 million from $32.3 million as of January 31, 2026 and 2025, respectively.

The following table reconciles the Company's effective tax rate to the federal statutory tax rate under the updated requirements of ASU 2023-09.

	Year Ended January 31, 2026
	$	%
U.S. federal taxes at statutory rate	$(68,460)	21.0%
State and local income taxes, net of federal benefit (1)	(2,494)	0.8
Foreign tax effects
Brazil	3,783	(1.2)
Other	4,013	(1.2)
Effects of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws:	1,786	(0.6)
Tax credits:
Research and development credits	(7,394)	2.3
Non-taxable or non-deductible items:
Equity compensation	15,135	(4.6)
Non-deductible officer compensation	16,880	(5.2)
Other	463	(0.1)
Changes in valuation allowances	(21,262)	6.5
Change in unrecognized tax benefits	2,108	(0.7)
Other	(503)	0.2
Total tax provision and effective tax rate	$(55,945)	17.2%
(1) State taxes in California, New Jersey, Illinois, New York, New York City and District of Columbia made up the majority (greater than 50%) of the tax effect in this category
As previously disclosed for the years January 31, 2025 and 2024, prior to the adoption of ASU 2023-09, the following table reconciles the Company’s effective tax rate to the federal statutory tax rate:

	Year Ended January 31,
	2025	2024
U.S. federal taxes at statutory rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.3	3.1
Foreign tax rate differentials	(0.3)	(0.1)
Foreign tax on earnings	(1.0)	(0.5)
Research and development credits	1.6	2.2
Equity-based compensation	(1.8)	(1.6)
Change in valuation allowance	(6.3)	—
Change in unrecognized tax benefits	(0.3)	(0.9)
Other	(0.1)	(0.4)
Total	16.1%	22.8%

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. The reconciliation of unrecognized tax benefits is as follows (in thousands):

	As of January 31,
	2026	2025	2024
Beginning Balance	$50,497	$50,386	$40,402
Additions based on tax positions related to prior year	617	—	6,635
Reductions based on tax positions related to prior year	(28)	—	—
Additions based on tax positions related to current year	2,689	1,708	3,349
Settlements	—	(1,597)	—
Ending Balance	$53,775	$50,497	$50,386
Included in the balance of unrecognized tax benefits as of January 31, 2026, 2025, and 2024 is $49.5 million, $48.7 million and $48.6 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate.
The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended January 31, 2026, 2025 and 2024, the Company did not record any material interest or penalties.
The Company files income tax returns in U.S. federal, state, and foreign jurisdictions. The Company has net operating loss carryforwards and tax credits for the U.S. federal and certain state jurisdictions allowing the statute of limitations to remain open for all years. The foreign jurisdiction’s statute of limitations is closed for tax years before 2022.
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
15. Segments and Geographic Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker, or CODM. The CODM is comprised of the Company's Chief Executive Officer, Chief Financial Officer and President. The Company's CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources, and evaluating financial performance. Accordingly, the Company determined that it operates in one reportable segment. The CODM utilizes GAAP and non-GAAP measures of profit and loss for evaluating the Company's overall performance and inform resource allocation to support strategic priorities. The profit and loss measure most consistent with GAAP used by the CODM is net loss. Significant expense categories regularly provided to the CODM are those disclosed in the consolidated financial statements and related notes.

The following is a summary of consolidated revenues within geographic areas determined by the billing address of the customer for the periods presented (in thousands):

	Year Ended January 31,
	2026	2025	2024
United States	$694,407	$586,466	$472,830
EMEA	227,778	166,691	143,023
Rest of the World	149,231	108,454	83,719
Total revenue	$1,071,416	$861,611	$699,572
No single country other than the United States represented more than 10% of the Company's revenue or total long-lived assets.
Substantially all of the Company’s long-lived assets were held in the United States as of January 31, 2026 and 2025.

16. Employee Benefit Plans
The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a percentage of their annual compensation as defined in the 401(k) Plan. The Company matches portions of employees’ voluntary contributions. Additional employer contributions may also be made at the Company’s discretion. The Company recorded expense of $8.4 million, $7.1 million, and $6.4 million, for the years ended January 31, 2026, 2025, and 2024, respectively, for matching contributions to the 401(k) Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer (“PEO”) and principal financial officer (“PFO”), to allow timely decisions regarding disclosure. Our management, with the participation of our PEO and PFO, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2026 and, based on such evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective as of such date.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of January 31, 2026 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(d) and 15d-15(d) during the quarter ended January 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

Insider Trading Arrangements

During the three months ended January 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below:

Name and Title	Action	Date of Adoption or Termination	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration
Jim Hagan, Director	Adoption	January 15, 2026	Rule 10b5-1 trading arrangement	Up to 84,106 shares to be sold	April 15, 2027(2)
Mitra Rezvan, Chief Accounting Officer	Adoption	December 26, 2025	Rule 10b5-1 trading arrangement	Indeterminable number of shares to be sold(3)	January 31, 2027(2)

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
(3) The number of shares to be sold under this plan is based on a designated percentage (ranging from 10% to 30%) of the net number of shares resulting from equity vestings on the dates specified in such plan.

Date of 2026 Annual Meeting of Stockholders

Our board of directors has determined that our 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”) will be held virtually on June 4, 2026. More detailed information regarding the 2026 Annual Meeting will be set forth in the Company’s Definitive Proxy Statement on Schedule 14A to be filed with the SEC.

For any proposal to be considered for inclusion in the Company’s proxy statement and form of proxy relating to the 2026 Annual Meeting, it must be submitted in writing and comply with the requirements of Rule 14a-8 of the Exchange Act. Generally, such proposals are due 120 days before the anniversary of the date the Company released the proxy materials for the prior year; however, if the date of the annual meeting has been changed by more than 30 days from the date of the previous year’s meeting, then the deadline is a reasonable time before we begin to print and send our proxy materials. Because we did not hold an annual meeting last year due to the timing of our IPO, we have determined that Rule 14a-8 stockholder proposals must be received by the Company at its principal executive offices no later than the close of business on March 31, 2026, unless otherwise announced by the Company prior to the 2026 Annual Meeting.

In accordance with our bylaws, stockholder proposals and director nominations that are not intended to be included in the Company’s proxy statement must be received, in writing, by the Secretary of the Company at the principal executive offices of the Company not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the prior year’s annual meeting to be properly brought before an annual meeting of stockholders; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 70 days after such anniversary date, or if no annual meeting was held in the preceding year, notice by the stockholder must be so delivered not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the Company. Thus, if the Company does not receive notice of such a proposal or nomination by March 31, 2026, it will be considered “untimely,” and the presiding officer at the 2026 Annual Meeting may properly use his or her discretionary authority to declare that such proposal or nomination was not properly brought before the meeting and therefore shall not be transacted. Any matter so submitted must comply with the other provisions of our bylaws. In addition, to comply with the universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must satisfy the requirements set forth in Rule 14a-19 of the Exchange Act, including providing notice to the Company that sets forth the information required by Rule 14a-19 under the Exchange Act. For the 2026 Annual Meeting, such notice must be postmarked or transmitted electronically to the Company at its principal executive office no later than March 31, 2026, which is the tenth day following the day on which public announcement of the date of the 2026 Annual Meeting of shareholders is first made by the Company.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended January 31, 2026.
Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended January 31, 2026.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended January 31, 2026.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended January 31, 2026.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days of the fiscal year ended January 31, 2026.

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

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed by the Company on March 27, 2025).

10.1***
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

10.2
Lease, dated October 2, 2017, by and between BDN Four Points Land LP and SailPoint Technologies, Inc. (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 filed by SailPoint Technologies Holdings, Inc. on October 20, 2017).

10.3***
First Amendment to Lease, dated March 27, 2019, by and between BDN Four Points Land LP and SailPoint Technologies, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 12, 2025).

10.4
Director Designation Agreement, dated as of February 12, 2025, by and among SailPoint, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 19, 2025).

10.5+	SailPoint, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on February 19, 2025).

10.6+*	Form of Restricted Stock Unit Grant Notice and Award Agreement (Executive Officers) under the SailPoint, Inc. Omnibus Incentive Plan.

10.7+
Form of Restricted Stock Unit Grant Notice and Award Agreement (Non-employee Directors) under the SailPoint, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 12, 2025).

Exhibit Number	Description
10.8+
SailPoint, Inc. Executive Change in Control and Severance Plan and Form of Participation Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by the Company on June 12, 2025).

10.9+
Form of Indemnification Agreement between SailPoint, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 17, 2025).

10.10+
Amended and Restated Senior Management and Restricted Stock Agreement, dated November 5, 2017, by and among SailPoint Technologies Holdings, Inc., SailPoint Technologies, Inc., and Mark McClain (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registration Statement on Form S-1 filed by SailPoint Technologies Holdings, Inc. on November 14, 2017).

10.11+
Amendment No. 1 to Amended and Restated Senior Management and Restricted Stock Agreement, dated as of April 2, 2019, by and among SailPoint Technologies Holdings, Inc., SailPoint Technologies, Inc., and Mark McClain (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by SailPoint Technologies Holdings, Inc. on August 6, 2019).

10.12+
Offer Letter, dated August 19, 2019, by and between SailPoint Technologies, Inc. and Matt Mills (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by SailPoint Technologies Holdings, Inc. on November 6, 2019).

10.13+
Offer Letter, dated December 2, 2022, by and between SailPoint Technologies, Inc. and Brian Carolan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 17, 2025).

10.14+
Offer Letter, dated February 1, 2017, by and between SailPoint Technologies, Inc. and Chris Schmitt (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed by SailPoint Technologies Holdings, Inc. on February 28, 2022 for the year ended December 31, 2021).

10.15+
Offer Letter, dated October 7, 2011, by and between SailPoint Technologies, Inc. and Abby Payne (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, filed with the SEC on February 12, 2025).

10.16+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by the Company on March 27, 2025).

19.1	Insider Trading Policy of SailPoint, Inc. adopted February 12, 2025 (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by the Company on March 27, 2025).

21.1*	List of Subsidiaries of SailPoint, Inc.

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy of SailPoint, Inc. adopted February 12, 2025 (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed by the Company on March 27, 2025).

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

SailPoint, Inc.,

Date: March 19, 2026	By:	/s/ Mark McClain
Mark McClain Chief Executive Officer and Director

Date: March 19, 2026	By:	/s/ Brian Carolan
Brian Carolan Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark McClain	Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2026
Mark McClain

/s/ Brian Carolan	Chief Financial Officer (Principal Financial Officer)	March 19, 2026
Brian Carolan

/s/ Mitra Rezvan	Chief Accounting Officer (Principal Accounting Officer)	March 19, 2026
Mitra Rezvan

/s/ Andrew Almeida	Director	March 19, 2026
Andrew Almeida

/s/ William Bock	Director	March 19, 2026
William Bock

/s/ Seth Boro	Director	March 19, 2026
Seth Boro

/s/ Ronald Green	Director	March 19, 2026
Ronald Green

/s/ James (Jim) Hagan	Director	March 19, 2026
James (Jim)Hagan

/s/ Nabil Hamade	Director	March 19, 2026
Nabil Hamade

/s/ Sacha May	Director	March 19, 2026
Sacha May

/s/ Tracey Newell	Director	March 19, 2026
Tracey Newell