Form 10-Q
period 2026-04-30
SailPoint, Inc.
filed 2026-06-10
CIK 2030781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
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

The registrant had 567,182,997 shares of common stock outstanding as of June 5, 2026.

SailPoint, Inc.
Quarterly Report on Form 10-Q

SAILPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	April 30, 2026	January 31, 2026

Assets
Current assets
Cash and cash equivalents	$390,806	$358,144
Accounts receivable, net of allowance	255,958	335,001
Contract acquisition costs	51,767	47,697
Contract assets, net of allowance	72,692	70,565
Prepayments and other current assets	52,112	39,288
Total current assets	823,335	850,695
Property and equipment, net	40,141	35,178
Contract acquisition costs, non-current	119,679	117,833
Contract assets, non-current, net of allowance	42,367	41,249
Other non-current assets	22,149	23,621
Goodwill	5,151,668	5,151,668
Intangible assets, net	1,326,552	1,377,317
Total assets	$7,525,891	$7,597,561
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$13,544	$5,824
Accrued expenses and other liabilities	75,000	121,464
Deferred revenue	501,777	516,007
Total current liabilities	590,321	643,295
Deferred tax liabilities, non-current	46,306	56,112
Other long-term liabilities	13,578	12,732
Deferred revenue, non-current	33,529	39,191
Total liabilities	683,734	751,330
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, par value of $0.0001 per share; 50,000,000 shares authorized; no shares issued or outstanding as of April 30, 2026 and January 31, 2026	—	—
Common stock, par value of $0.0001 per share; 1,750,000,000 shares authorized; 567,208,393 and 563,781,636 shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively	56	56
Additional paid in capital	7,167,574	7,096,974
Accumulated deficit	(325,473)	(250,799)
Total stockholders' equity	6,842,157	6,846,231
Total liabilities and stockholders' equity	$7,525,891	$7,597,561
See accompanying notes to condensed consolidated financial statements.

SAILPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Revenue
Subscription	$265,821	$215,323
Services and other	14,321	15,145
Total revenue	280,142	230,468
Cost of revenue
Subscription	80,220	75,491
Services and other	18,810	27,322
Total cost of revenue	99,030	102,813
Gross profit	181,112	127,655
Operating expenses
Research and development	61,686	67,270
Sales and marketing	154,276	164,530
General and administrative	44,976	80,820
Total operating expenses	260,938	312,620
Loss from operations	(79,826)	(184,965)
Other income (expense), net
Interest income	3,049	3,226
Interest expense	(265)	(22,389)
Other income (expense), net	(3,006)	(191)
Total other income (expense), net	(222)	(19,354)
Loss before income taxes	(80,048)	(204,319)
Income tax benefit	5,374	17,007
Net loss	$(74,674)	$(187,312)
Class A yield	—	(23,786)
Net loss attributable to common stockholders	$(74,674)	$(211,098)
Net loss per share attributable to common stockholders, basic and diluted (1)	$(0.13)	$(0.42)
Weighted average common shares outstanding, basic and diluted (1)	564,548	500,029
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

SAILPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE UNITS, STOCKHOLDERS' EQUITY AND PARTNERS' EQUITY
(In thousands)
(unaudited)

	Redeemable Convertible Units		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Units	Amount	Shares	Amount
Balance at January 31, 2026	—	$—	563,487	$56	$7,096,974	$(250,799)	$6,846,231
Equity-based compensation expense	—	—	—	—	70,600	—	70,600
Issuance and vesting of restricted stock and restricted stock units	—	—	3,551	—	—	—	—
Net loss	—	—	—	—	—	(74,674)	(74,674)
Balance at April 30, 2026	—	$—	567,038	$56	$7,167,574	$(325,473)	$6,842,157

	Redeemable Convertible Units		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity / Partners' Deficit
	Units	Amount	Shares	Amount
Balance at January 31, 2025	495,161	$11,196,141	—	$—	$—	$(5,588,440)	$(5,588,440)
Vesting of incentive units into Class B Units	3,049	—	—	—	—	—	—
Adjustment to reflect redemption value of redeemable convertible Class A Units	—	23,787	—	—	—	(23,787)	(23,787)
Adjustment to reflect redemption value of redeemable convertible Class B Units	—	229,744	—	—	—	(229,744)	(229,744)
Equity-based compensation expense prior to Corporate Conversion	—	—	—	—	862	—	862
Net loss prior to Corporate Conversion	—	—	—	—	—	(19,255)	(19,255)
Effect of Corporate Conversion	(498,210)	(11,449,672)	497,807	50	5,588,396	5,861,226	11,449,672
Issuance of common stock in connection with IPO, net of underwriters’ discounts and commissions and offering costs and tax effects	—	—	57,500	6	1,251,430	—	1,251,436
Equity-based compensation expense after Corporate Conversion	—	—	—	—	105,096	—	105,096
Issuance of common stock upon settlement of restricted stock	—	—	208	—	—	—	—
Net loss after Corporate Conversion	—	—	—	—	—	(168,057)	(168,057)
Balance at April 30, 2025	—	$—	555,515	$56	$6,945,784	$(168,057)	$6,777,783
See accompanying notes to condensed consolidated financial statements.

SAILPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Cash flows from operating activities
Net loss	$(74,674)	$(187,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	53,105	52,065
Amortization and write-off of debt issuance costs	136	15,641
Amortization of contract acquisition costs	12,601	8,167
Provision for credit losses	1,047	3,562
Equity-based compensation expense, net of amounts capitalized	69,106	105,712
Deferred taxes	(9,766)	(25,325)
Other	57	—
Net changes in operating assets and liabilities, net of acquisitions
Accounts receivable	78,416	60,036
Contract acquisition costs	(18,517)	(9,466)
Contract assets	(3,665)	(3,817)
Prepayments and other current assets	(12,965)	(14,990)
Other non-current assets	63	82
Operating leases, net	(31)	255
Accounts payable	7,720	333
Accrued expenses and other liabilities	(44,500)	(90,626)
Deferred revenue	(19,892)	(11,124)
Net cash provided by (used in) operating activities	38,241	(96,807)
Cash flows from investing activities
Purchase of property and equipment	(969)	(2,191)
Capitalized software development costs	(4,752)	(1,706)
Net cash used in investing activities	(5,721)	(3,897)
Cash flows from financing activities
Proceeds from IPO, net of underwriting discounts and commissions	—	1,259,681
Repayment of Term Loans	—	(1,040,000)
Payments of deferred offering costs, net	—	(8,357)
Payments related to holdback and contingent consideration	—	(675)
Net cash provided by financing activities	—	210,649
Net change in cash, cash equivalents and restricted cash	32,520	109,945
Cash, cash equivalents and restricted cash, beginning of period	361,386	124,390
Cash, cash equivalents and restricted cash, end of period	$393,906	$234,335

	Three Months Ended April 30,
	2026	2025
Supplemental cash flow information:
Cash paid for:
Interest	$133	$36,570
Income taxes, net of refunds	2,219	2,110
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,673	1,501

Supplemental disclosure of noncash investing and financing activities:
Effect of Corporate Conversion	—	11,449,672
Adjustment to reflect the redemption value of the redeemable convertible units	—	253,531
Capitalized equity-based compensation included in property and equipment, net	1,494	246
Deferred offering costs included in accounts payable and accrued expenses and other liabilities	—	261

Reconciliation of cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows:
Cash and cash equivalents	$390,806	$228,117
Restricted cash within prepayments and other current assets	3,100	6,218
Total cash, cash equivalents, and restricted cash in the consolidated statements of cash flows	$393,906	$234,335
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

Completion of Initial Public Offering

On February 14, 2025, the Company closed its IPO of 60.0 million shares of its common stock, of which 57.5 million shares were sold by the Company and 2.5 million shares were sold by certain selling stockholders, at an initial offering price to the public of $23.00 per share for an aggregate offering price of approximately $1.4 billion. The Company received net proceeds of approximately $1.2 billion, net of approximately $62.8 million of underwriting discounts and commissions and approximately $11.5 million of offering costs, net.
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
The condensed consolidated balance sheet data as of April 30, 2026 was derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the “fiscal 2026 Form 10-K”) but does not include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in the fiscal 2026 Form 10-K.
The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for the three months ended April 30, 2026 shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2027 or any other period. Beginning with the year ended January 31, 2026, the Company began presenting "perpetual license revenue" and "cost of perpetual license revenue" as part of "revenue - services and other" and "cost of revenue - services and other," respectively, as the amounts were not material and has recast prior period amounts accordingly to conform to the presentation in the Company's fiscal 2026 Form 10-K.
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
Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, and contract assets. The Company maintains its cash in bank deposit accounts that exceeded federally insured limits as of April 30, 2026 and January 31, 2026. There was no concentration of credit risk for customers as of April 30, 2026 and January 31, 2026 as no individual entity represented more than 10% of accounts receivable and contract assets as of such dates. No customer accounted for more than 10% of revenue during the three months ended April 30, 2026 or 2025. The Company did not experience concentration of credit risk in foreign countries as no foreign country represented more than 10% of the Company’s condensed consolidated revenues or net assets.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as previously disclosed in the fiscal 2026 Form 10-K.
Recently Adopted Accounting Pronouncements
Accounting Standards Update 2025-05
In July 2025, the Financial Accounting Standards Board ("FASB") issued ASU-2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which amends Topic 326 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (“ASC”) 606. Specifically, in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. The Company adopted this standard prospectively and it did not have a material impact on its consolidated financial statements or disclosures.
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
2. Revenue Recognition
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated by subscription product categories (in thousands):

	Three Months Ended April 30,
	2026	2025
Subscription
SaaS	$178,479	$131,815
Maintenance and support	34,563	37,389
Term subscriptions	43,916	40,040
Other subscription services	8,863	6,079
Total Subscription	265,821	215,323
Services and other	14,321	15,145
Total revenue	$280,142	$230,468
The following table summarizes the revenue the Company recognizes at a point in time and over time (in thousands):

	Three Months Ended April 30,
	2026	2025
Revenue recognized over time	$255,509	$204,849
Revenue recognized at a point in time	24,633	25,619
Total revenue	$280,142	$230,468
Contract Balances
Deferred revenue consists primarily of payments received in advance of revenue recognition under the Company’s contracts with customers. Revenue recognized during the three months ended April 30, 2026 and 2025 that was included in the deferred revenue balances at the beginning of the respective periods was $195.5 million and $160.3 million, respectively.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These remaining performance obligations represent contract value that has not yet been recognized as revenue. Remaining performance obligations includes both invoices that have been issued to customers but have not been recognized as revenue and amounts that will be invoiced and recognized as revenue in future periods. As of April 30, 2026, remaining performance obligations were $1.8 billion, of which the Company expects to recognize $886.6 million as revenue over the next 12 months.
3. Allowance for Expected Credit Losses
The following table presents the balance of the allowance for expected credit losses for accounts receivable and contract assets (in thousands):

	April 30, 2026	January 31, 2026
Allowance for credit losses - accounts receivable	$1,168	$910
Allowance for credit losses - contract assets	$636	$216
For the three months ended April 30, 2026 and 2025, the provision for credit losses was $1.0 million and $3.6 million, respectively.

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
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	April 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$242,858	$—	$—	$242,858
Total assets	$242,858	$—	$—	$242,858

	January 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$308,535	$—	$—	$308,535
Total assets	$308,535	$—	$—	$308,535
The Company’s carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses are considered Level 1 and approximate their fair values due to their short maturities as of April 30, 2026 and January 31, 2026 and are excluded from the fair value tables above.
There were no transfers between fair value measurement levels during the period ended April 30, 2026 and January 31, 2026.
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

On October 31, 2025, the Company obtained the assignment of the remaining customer contract and satisfied the contingency. During November 2025, the Company fully settled the $0.2 million liability described above. The purchase price consideration was allocated to a developed technology intangible asset of $18.2 million based on the replacement cost method and assembled workforce intangible of $0.5 million, with useful lives of 6 years and 3 years, respectively. Approximately $0.3 million was allocated to deferred revenue, current and $0.1 million to accounts receivable.
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
Double Zero

On April 9, 2024 (“Acquisition Date”), the Company acquired all of the outstanding stock of Double Zero Security, Inc. (“Double Zero”), a third-party provider of digital-identity threat detection and response for secure enterprise access. The aggregate consideration transferred in connection with this acquisition was $5.4 million, net of cash acquired, and $0.8 million was held back from the amount paid on the Acquisition Date for certain indemnities (the "Holdback Consideration"). The Company paid $0.1 million of the Holdback Consideration 60 days after the Acquisition Date and the remaining Holdback Consideration of $0.7 million was paid in April 2025.

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
6. Commitments and Contingencies
Contractual Purchase Commitments

The Company has contractual commitments associated with agreements that are enforceable and legally binding. These contractual commitments do not include obligations under contracts that the Company can cancel without significant penalty or purchase orders as the purchase orders represent authorizations to purchase rather than binding agreements. On February 1, 2026, the Company entered into a new amendment with its cloud storage provider, terminating the previous arrangement. The new agreement, effective February 1, 2026 through January 31, 2031, requires the Company to commit to minimum annual purchases of $107.0 million, $127.0 million, $147.0 million, $162.0 million, and $178.0 million in contract years one through five, respectively, for a total commitment of $721.0 million. If the Company does not meet the minimum purchase obligation during any contract year, it will be required to pay the difference. There have been no further amendments or material developments related to this agreement since its execution. There were no other material changes outside the ordinary course of business to the Company’s non-cancelable contractual commitments disclosed in the Company’s unaudited condensed consolidated financial statements for the three months ended April 30, 2026 as previously disclosed in our fiscal 2026 Form 10-K.
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
7. Credit Agreement and Debt
2025 Credit Agreement
On June 25, 2025, the Company entered into a credit agreement (the "2025 Credit Agreement") that provides for a five-year $250.0 million secured revolving credit facility, including a letter of credit sub-facility of up to $10.0 million (the "2025 Revolving Credit Facility"). The 2025 Revolving Credit Facility matures on June 25, 2030. The Company incurred deferred financing costs of $2.7 million related to the entry into the 2025 Credit Agreement, which are included in other non-current assets on the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense over the life of the 2025 Credit Agreement on a straight-line basis. Amortization of deferred financing costs related to the 2025 Credit Agreement was $0.1 million for the three months ended April 30, 2026. The Company is subject to customary letter of credit fees, including a fronting fee equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letters of credit, as well as customary issuance and administration fees. These fees were $0.1 million for the three months ended April 30, 2026 and are recorded as interest expense on the condensed consolidated statements of operations.
The Company is subject to quarterly financial covenants relating to maintaining a Total Net Leverage Ratio (as defined in the 2025 Credit Agreement) of generally not more than 4.00 to 1.00 (which may be increased to 4.50 to 1.00 for a limited period in the event a material acquisition is consummated). The Company was in compliance with all applicable covenants as of April 30, 2026.
All obligations under the 2025 Revolving Credit Facility are unconditionally guaranteed by the Company and each Restricted Subsidiary other than any Excluded Subsidiary (each, as defined in the 2025 Credit Agreement) and are supported by a security interest in substantially all of the borrowers' and guarantors' tangible and intangible assets (subject to permitted liens).
The Company may voluntarily repay and reborrow outstanding loans under the 2025 Revolving Credit Facility at any time without a premium or a penalty. The Company had no outstanding 2025 Revolving Credit Facility balance as of April 30, 2026.
2022 Credit Agreement
On August 16, 2022, the Company entered into a Credit Agreement (the "2022 Credit Agreement") that provided for (i) a six-year $125.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $5.0 million (the “2022 Revolving Credit Facility”) and (ii) a seven-year $1.59 billion term loan facility (the “Term Loans”). After the closing of the IPO, the Company fully repaid its Term Loans and recorded an extinguishment of debt related to the remaining balance of its deferred financing costs of $15.3 million during the three months ended April 30, 2025, which is recorded within interest expense on the condensed consolidated statement of operations.
On June 25, 2025, the 2022 Credit Agreement was terminated upon the Company's entry into the 2025 Credit Agreement. The remaining unamortized deferred financing costs of $1.4 million for the 2022 Revolving Credit Facility was recorded as a loss from extinguishment of debt and included in interest expense on the condensed consolidated statements of operations for the three months ended July 31, 2025. There was no amortization of debt issuance costs related to the 2022

Credit Agreement for the three months ended April 30, 2026. Amortization of debt issuance costs was $0.4 million for the three months ended April 30, 2025.
There was no interest expense recognized related to the Term Loans for the three months ended April 30, 2026. Total interest expense recognized related to the Term Loans for the three months ended April 30, 2025 was $22.4 million, consisting of contractual interest expense of $6.7 million, amortization of debt issuance costs of $0.3 million, and $15.3 million loss from the extinguishment of debt.
8. Related Party Transactions
The Company is an affiliate of Thoma Bravo. The Company engaged in ordinary sales transactions with entities affiliated with Thoma Bravo of $0.8 million and $0.7 million for the three months ended April 30, 2026 and 2025, respectively, and ordinary purchase transactions of $1.3 million for each of the three months ended April 30, 2026 and 2025.
9. Equity-Based Compensation

Omnibus Incentive Plan
On February 12, 2025, the shareholders and the Company's Board of Directors (the "Board") approved the SailPoint, Inc. Omnibus Incentive Plan (the "Omnibus Plan"), which then became effective. The aggregate number of shares of common stock that may be issued pursuant to the Omnibus Plan is 61,083,763, subject to an annual increase on February 1 of each fiscal year, equal to the lesser of (a) 5% of the aggregate number of shares of common stock outstanding on January 31 of the immediately preceding fiscal year and (b) such smaller number of shares as determined by the Board. Pursuant to the "evergreen" provision contained in the Omnibus Plan, the Board approved an increase of 28,189,081 additional shares to be added to the plan effective as of February 1, 2026. As of April 30, 2026, the maximum number of shares authorized under the Omnibus Plan was 89,272,844 and the number of shares available for issuance was 47,955,773.

Under the Omnibus Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), stock awards, dividend equivalents, other stock-based awards, cash awards, and substitute awards intended to align the interests of award holders with those of the Company's stockholders. Awards made under the Omnibus Plan vest based on continued service to the Company and/or its affiliates. Equity-based compensation costs for granted awards are recognized as an expense on a straight-line basis over the requisite service period as the services are performed.

Capitalized equity-based compensation expense is recorded as part of property and equipment, net on the condensed consolidated balance sheets and is amortized on a project-by-project basis using the straight-line method.

During the three months ended April 30, 2026, the Company granted 21,417,955 RSUs that vest ratably, predominantly over two to four years based on continued service to the Company. Remaining total unrecognized equity-based compensation related to outstanding RSUs as of April 30, 2026 is $452.3 million, with a weighted average remaining life of 3.0 years.
Equity-Based Compensation Expense

A summary of the Company’s equity-based compensation expense by award type is presented below (in thousands):

	Three Months Ended April 30,
	2026	2025
Incentive equity units	$—	$62,358
Equity appreciation rights	—	13,307
Restricted stock awards	1,340	4,952
Restricted stock units	68,916	38,517
Employee stock purchase plan	344	—
Cash-settled awards	16	41,571
Total equity-based compensation expense	$70,616	$160,705
On January 31, 2025, the Board approved modifications to accelerate the vesting of certain incentive units, equity appreciation rights (“EARs”), and cash settled awards subject to the pricing and closing of the IPO. Prior to the Corporate Conversion, the Company modified 3,036,888 incentive units and 377,077 EARs. Upon the IPO, the vested incentive units were considered redeemable. During the three months ended April 30, 2025, as a result of the modifications and the closing of the IPO, the Company recognized $113.8 million of equity-based compensation expense in the condensed consolidated statement of operations, which was comprised of $61.5 million, $12.6 million, and $39.8 million of expense for the modified incentive units, EARs, and cash-settled awards, respectively.

A summary of the Company’s equity-based compensation expense as recognized in the condensed consolidated statements of operations is presented below (in thousands):

	Three Months Ended April 30,
	2026	2025
Cost of revenue - subscription	$4,611	$11,264
Cost of revenue - services and other	1,918	10,328
Research and development	15,475	27,839
Sales and marketing	22,470	53,503
General and administrative	24,648	57,525
Total equity-based compensation expense, net of amounts capitalized	$69,122	$160,459
Capitalized equity-based compensation	1,494	246
Total equity-based compensation expense	$70,616	$160,705

There are equity-based compensation awards that could potentially dilute basic earnings per share and per unit ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive. The following table summarizes the Company’s anti-dilutive securities (in thousands):

	Three Months Ended April 30,
	2026	2025
Unvested shares - RSAs	170	1,066
Unvested shares - RSUs	29,416	16,570
ESPP	966	—
Total	30,552	17,636
Employee Stock Purchase Plan
In February 2025, the Board adopted the SailPoint, Inc. Employee Stock Purchase Plan (the "ESPP"). The ESPP authorized the issuance of shares of common stock pursuant to purchase rights granted to employees. The aggregate number of shares of common stock originally authorized for issuance under the ESPP was 11,106,139 shares, subject to an annual increase on February 1 of each fiscal year, equal to the lesser of (a) 1% of the aggregate number of shares of common stock outstanding on January 31 of the immediately preceding fiscal year and (b) such smaller number of shares as determined by the Board. As of April 30, 2026, the maximum number of shares authorized and available for issuance under the ESPP was 16,743,955.

Under the ESPP, employees are offered the right to purchase shares at a discount during one or more offering periods. The plan administrator designates the terms and conditions of each offering, including the offering period. The first such offering period is six months and commenced April 11, 2026. Future offering periods are expected to also be six months and are to begin on each April 11th and October 11th. Stock-based compensation related to the ESPP is recognized on a straight-line basis over the applicable offering period. Under the ESPP, eligible employees may purchase shares of the Company's common stock at a price equal to 85% of the lower of the fair market value of the Company's common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of the applicable offering period. As of April 30, 2026, no shares were purchased under the ESPP. Remaining unrecognized equity-based compensation related to the ESPP as of April 30, 2026 is $3.3 million, with a weighted average remaining life of 0.44 years.

The Company uses a Monte Carlo option-pricing model to estimate the fair value of ESPP awards. The grant date for each offering period is the first trading day of the offering period, and compensation cost is measured using the fair value of the award on that date. The following table summarizes the assumptions used in the Monte Carlo model to determine the grant-date fair value of employee stock purchase rights granted under the ESPP for the offering period with a grant date occurring during the three months ended April 30, 2026:

Three Months Ended April 30, 2026
Expected term (in years)	0.49
Expected volatility	65.00%
Risk-free interest rate	3.74%
Expected dividend yield	—%
10. Balance Sheet Related Items
Property and Equipment
The cost and accumulated depreciation of property and equipment are as follows (in thousands):

	April 30, 2026	January 31, 2026
Computer equipment	$16,068	$15,620
Capitalized software development costs	29,591	23,345
Furniture and fixtures	3,531	3,792
Leasehold improvements	13,877	13,498
Other	1,246	1,216
Total property and equipment	64,313	57,471
Less: accumulated depreciation and amortization	(24,172)	(22,293)
Total property and equipment, net	$40,141	$35,178
Depreciation and amortization expense was $2.3 million and $2.1 million for the three months ended April 30, 2026 and 2025, respectively, which includes amortization of software development costs of $0.7 million and $0.3 million for the three months ended April 30, 2026 and 2025, respectively.
Prepayments and Other Current Assets and Other Non-Current Assets
Prepayments and other current assets consisted of the following (in thousands):

	April 30, 2026	January 31, 2026
Prepaid expenses	$37,752	$26,699
Restricted cash	3,100	3,242
Income tax receivables	1,884	2,209
Other	9,376	7,138
Total prepayments and other current assets	$52,112	$39,288
Amortization expense related to capitalized implementation costs was $0.9 million and $0.3 million for the three months ended April 30, 2026 and 2025, respectively.
Other non-current assets consisted of the following (in thousands):

	April 30, 2026	January 31, 2026
Prepaid expenses	$3,751	$3,681
Right-of-use assets, net	15,715	16,949
Other	2,683	2,991
Total other non-current assets	$22,149	$23,621

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	April 30, 2026	January 31, 2026
Commissions	$15,381	$33,186
Bonus	8,717	36,218
Operating lease liabilities	5,400	5,349
Payroll and related benefits	13,777	14,066
Sales and other taxes payable	3,592	7,053
Other	28,133	25,592
Total accrued expenses and other liabilities	$75,000	$121,464
11. Income Taxes

The provision for income taxes consists of U.S. and state income taxes and income taxes in foreign jurisdictions in which the Company conducts business.

The effective tax rate for the three months ended April 30, 2026 and 2025 was 6.7% and 8.3%, respectively. For the three months ended April 30, 2026 and April 30, 2025, the effective tax rate differs from the statutory rate primarily as a result of certain non-deductible equity-based compensation, non-deductible executive officer compensation, and an increase in valuation allowance.
12. Segments and Geographic Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (the "CODM"). The CODM is comprised of the Company's Chief Executive Officer, Chief Financial Officer and President. The Company's CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources, and evaluating financial performance. Accordingly, the Company determined that it operates in one reportable segment. The CODM utilizes GAAP and non-GAAP measures of profit and loss for evaluating the Company's overall performance and informing resource allocation to support strategic priorities. The GAAP measure of profit and loss used by the CODM for such purposes is net loss. Significant expense categories regularly provided to the CODM are those disclosed in the condensed consolidated financial statements and related notes.

The following is a summary of consolidated revenues within geographic areas determined by the billing address of the customer for the periods presented (in thousands):

	Three Months Ended April 30,
	2026	2025
United States	$178,790	$151,177
EMEA	61,410	47,957
Rest of the World	39,942	31,334
Total revenue	$280,142	$230,468
No single country other than the United States represented more than 10% of the Company's revenue.
13. Employee Benefit Plans
The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a percentage of their annual compensation as defined in the 401(k) Plan. The Company matches portions of employees’ voluntary contributions. Additional employer contributions may also be made at the

Company’s discretion. The Company recorded expense of $2.5 million and $2.2 million for the three months ended April 30, 2026 and 2025, respectively, for matching contributions to the 401(k) Plan.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of, and we intend such forward-looking statements to be covered by, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts, and these statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely,” and other words and terms of similar meaning. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates, and financial results or our plans and objectives for future operations, growth initiatives, or strategies are forward-looking statements. Statements regarding the development, release, and timing of any features or functionality described for our products that are not currently available are also forward-looking statements; the development, release, and timing of any such features or functionality remain at our sole discretion on a when, and if available, basis and may not be delivered at all.
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
•the impact of various tax laws and regulations, including our failure to comply therewith; and
•other factors disclosed in the section titled “Risk Factors” in Part I, Item 1A of our fiscal 2026 Form 10-K.
Any forward-looking statements made by us are based only on information available to us as of the date on which such statements are made and speak only as of such date. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after such date or to reflect new information or the occurrence of unanticipated events, except as required by law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

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
Our fiscal year end is January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2027 and January 31, 2026 are referred to herein as "fiscal 2027" and "fiscal 2026," respectively.
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

Recent Developments: Launch of SailPoint Agentic Fabric

In May 2026, we announced the launch of SailPoint Agentic Fabric, a new solution designed to address one of the fastest-growing challenges in enterprise security: securing AI agents and other non-human identities at scale. AI agents and other non-human identities now vastly outnumber human identities at many organizations. We see this shift happening on our own platform—non-human identities accounted for approximately 40% of our identity growth during the three months ended April 30, 2026.
The rapid growth of non-human identities has created a critical new risk profile. Autonomous agents can make independent decisions, execute code, and access highly sensitive data at machine speed. Because they are often spun up outside of traditional IT purview, they can operate with excessive, unmanaged privileges. Consequently, the blast radius of a compromised agent can be extensive.
Agentic Fabric is designed to address this identity challenge and extend our Identity Security Cloud model to provide agentic governance and protection, helping organizations to manage and secure every identity type—human or non-human—across the enterprise. By combining discovery, visibility, governance, authorization, and protection in a unified platform, SailPoint can help organizations maintain control over security, compliance, and accountability as they accelerate AI adoption. Agentic Fabric’s identity-centric approach is designed to connect identities, access, and activity, giving organizations the context needed to understand what AI agents can access, who is responsible for them, and how to govern them at scale. We believe Agentic Fabric represents a meaningful, incremental go-to-market opportunity for us and will enable us to capitalize on the rapid growth of non-human identities. We have begun to experience accelerating demand across our AI and machine identity portfolio and expect our agentic pipeline to continue to grow.

Our Business Model

Our customers include many of the world’s largest and most complex organizations, including large enterprises across all major verticals and governments. The approximate number of customers at each annual recurring revenue ("ARR") level are as follows:

	April 30, 2026	April 30, 2025
Customers	3,250	3,040
Customers less than $250,000 in ARR	1,980	2,010
Customers greater than $250,000 in ARR	1,270	1,025
Customers greater than $1,000,000 in ARR	225	170

The number of customers with $250,000 or more of ARR as of April 30, 2026 increased 24% on a year-over-year basis, and the number of customers with over $1,000,000 of ARR as of April 30, 2026 increased 32% on a year-over-year basis.

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

Increase Share of Revenue Derived from SaaS. Our go-to-market motion is focused primarily on Identity Security Cloud, our SaaS offering. While we expect that an increase in SaaS contracts will drive growth in ARR, it is also expected to have a near term negative impact on revenue growth, driven by differences in revenue recognition policies between SaaS subscriptions and term subscriptions, and gross margins, as we incur hosting costs for our SaaS offering. Our ability to increase our revenue from SaaS subscriptions will depend on a number of factors, including our customers’ specific circumstances, some of which necessitate their preference for our customer-hosted identity governance solution, IdentityIQ.

Deepen our Penetration in International Markets. We expect to continue to invest in our sales and marketing efforts and channel partner network to expand our reach and deepen our presence in existing geographies and to expand into new geographies. We believe that our global market opportunity is large and growing in response to the evolving IT and threat landscapes. For the three months ended April 30, 2026, we generated 64% of our revenue from the United States, 22% from Europe, the Middle East and Africa (“EMEA”), and 14% from the rest of the world. For the three months ended April 30, 2025, we generated 66% of our revenue from the United States, 21% from EMEA, and 14% from the rest of the world, billed primarily in U.S. dollars. Our ability to deepen our penetration in international markets will depend on a number of factors, including the competitiveness of our solutions, the efficacy of our channel partner network, and our sales and marketing efforts.

Sustain Technology Leadership Through Extending Identity Security Portfolio. We recently launched new offerings in agentic security, non-employee risk management, data access security, access risk management, and cloud infrastructure entitlement management. We are thoughtfully investing in AI, both to increase the capabilities of our solutions, as well as to help our customers protect their organizations while adopting AI for their own use cases. We intend to continue investing to extend our position as the leader in identity security by developing or acquiring new products and technologies and extending our portfolio into additional identity security use cases. Our future success is dependent on our ability to successfully develop, identify, market, and sell existing and new products to both new and existing customers.

Factors Affecting the Comparability of Our Results of Operations

Our historical results of operations may not be comparable from period to period or going forward. During fiscal year 2026, we incurred a significant increase in equity-based compensation expense due to the conversion and vesting of equity awards issued prior to the IPO as well as the issuance of equity awards to certain employees in connection with the IPO. On January 31, 2025, the Board approved modifications to accelerate the vesting of certain incentive units, EARs, and cash-settled awards subject to the pricing and closing of the IPO. Upon the IPO, the vested incentive units were considered redeemable. As a result of the modifications and the closing of the IPO during our fiscal year 2026, we recognized $113.8 million of equity-based compensation expense in the consolidated statement of operations, which was comprised of $61.5 million, $12.6 million, and $39.8 million of expense for the modified incentive units, EARs, and cash-settled awards, respectively, with no comparable activity in the current fiscal year. See Note 9 "Equity-Based Compensation" in the notes to our consolidated financial statements for additional information.

Impact of Current Economic Conditions

Worldwide economic and political uncertainties and negative trends, including financial and credit market fluctuations, tariffs and increasing trade protectionism, changes in government spending levels, uncertainty in the banking sector, rising interest rates, inflation and other impacts from the macroeconomic environment have, and could continue to, adversely affect our business operations or financial results. As we continue to monitor the direct and indirect impacts of these circumstances, the broader implications of these macroeconomic and political events on our business, results of operations, and overall financial position remain uncertain. See the section titled "Risk Factors'' included under Part I, Item 1A of the fiscal 2026 Form 10-K for further discussion of the possible impact of these factors and other risks on our business.

Key Business Metrics

In addition to our financial information prepared in accordance with GAAP, we monitor the following key business metrics to help us measure and evaluate the effectiveness of our operations. Although we believe we have a reasonable basis for each of these metrics, we caution you that these metrics are based on a combination of assumptions that may prove to be inaccurate over time. Please see the section titled “Risk Factors” included under Part I, Item 1A of the fiscal 2026 Form 10-K for more information.

Annual Recurring Revenue

We believe ARR is a key metric to measure our business performance because it measures our ability to generate sales with new customers and to maintain and expand spend with existing customers. The way we define ARR normalizes the impact of revenue recognition differences between SaaS contracts and term subscription agreements. In recent years, ARR has grown faster than revenue, as a greater share of incremental ARR (which we define as the increase in ARR from the prior period to current period) has been driven by SaaS contracts which have ratable revenue recognition compared to term subscription agreements where a portion of the contract value is recognized as revenue upfront.

We define ARR as the annualized value of SaaS, maintenance, term subscription, and other subscription contracts as of the measurement date. To the extent that we are actively negotiating a renewal or new agreement with a customer after the expiration of a contract, we continue to include that contract’s annualized value in ARR until the customer notifies us that it is not renewing its contract. The amount included in our ARR calculation related to these contracts was less than 1% as of the dates shown in the ARR table below. We calculate ARR by dividing the active contract value by the number of days of the contract and then multiplying by 365. ARR should be viewed independently of revenue, as ARR is an operating metric and is not intended to be combined with or to replace revenue. ARR is not a forecast of future revenue, which can be impacted by ASC 606 allocations, and ARR does not consider other sources of revenue that are not recurring in nature.

ARR does not have a standardized meaning and is not necessarily comparable to similarly titled measures presented by other companies. The following table presents our ARR as of the dates noted below (dollars in millions):

	April 30, 2026	April 30, 2025
ARR	$1,162.7	$924.7

SaaS Annual Recurring Revenue

In recent years, we have transitioned our business to a SaaS-first subscription model. As a result of those efforts, the share of SaaS ARR to total ARR has increased to 67% as of April 30, 2026 from 62% as of April 30, 2025. We believe the share of ARR generated by our SaaS solution will continue to increase over time.

We define SaaS ARR as the annualized value of SaaS contracts as of the measurement date. To the extent that we are actively negotiating a renewal or new agreement with a customer after the expiration of a contract, we continue to include that contract’s annualized value in SaaS ARR until the customer notifies us that it is not renewing its contract. The amount included in our ARR calculation related to these contracts was less than 1% as of the dates shown in the SaaS ARR table below. We calculate SaaS ARR by dividing the active SaaS contract value by the number of days of the contract and then multiplying by 365.

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

	April 30, 2026	April 30, 2025
SaaS ARR	$781.1	$573.5

Dollar-Based Net Retention Rate

Our dollar-based net retention rate has decreased to 113% as of April 30, 2026 from 115% as of April 30, 2025. We continue to focus on growing our product portfolio, increasing our SaaS mix, and expanding customer relationships over time through cross-selling and up-selling.

We define dollar-based net retention rate as the comparison of our ARR from our subscription customers against the same metric for those subscription customers from the prior year. For the purposes of calculating our dollar-based net retention rate, we define a subscription customer as a separate legal entity that has entered into a distinct subscription agreement. Our dollar-based net retention rate reflects customer expansion, contraction, and churn. We calculate our dollar-based net retention rate as of period end by starting with the ARR from all subscription customers as of 12 months prior to such period end “prior period ARR”). We then calculate the ARR from these same subscription customers as of the current period end (“current period ARR”). We then divide the current period ARR by the prior period ARR to arrive at our dollar-based net retention rate. The dollar-based net retention rate at the end of any period is the weighted average of the dollar-based net retention rates as of the end of each of the trailing four quarters. The following table presents our dollar-based net retention rate as of the dates noted below:

	April 30, 2026	April 30, 2025
Dollar-based net retention rate	113%	115%

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
Over time, we expect our professional services revenue as a percentage of total revenue to decrease as we increasingly rely on partners to help our customers deploy our software and we focus on increasing subscription revenue.
Cost of Revenue
Cost of Subscription Revenue
Cost of subscription revenue consists primarily of third-party cloud-based hosting costs, software, amortization expenses for developed technology acquired, amortization expense for capitalized software development costs, equity-based compensation, employee-related costs (which we define as salaries, benefits, bonuses, and allocated overhead) for providing subscriptions, third party royalties, facilities costs, and contractor costs to supplement staff levels. We expect third-party cloud-based hosting costs to increase as our SaaS subscriptions continue to grow.
Cost of Services and Other Revenue
Cost of services and other revenue consists primarily of (1) employee-related costs of professional services and training organizations, equity-based compensation, travel-related costs, facilities costs, and contractor costs to supplement staff levels; and (2) amortization expense for developed technology acquired and third-party royalties related to perpetual licenses.
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
Sales and Marketing Expenses

Sales and marketing expenses consist primarily of employee-related costs (which includes commissions), equity-based compensation, costs for events and travel, facilities costs, costs of general marketing and promotional activities, payment processing fees, amortization expense for acquired intangible assets, and contract acquisition costs.
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
We also expect to incur higher equity-based compensation, which will result in an increase in costs of revenue, research and development expenses, sales and marketing expenses, and general and administrative expenses.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and interest expense. Interest income consists primarily of interest received on cash equivalents, which we expect will fluctuate based on our cash balances and interest rates. We expect interest expense to be insignificant unless we begin to utilize our 2025 Revolving Credit Facility.
Income Tax Benefit
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

Results of Operations
The following table sets forth our results of operations for the periods presented and as a percentage of revenue(1) (in thousands, except for percentages and per share amounts)(2). The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended April 30,
	2026		2025
Revenue
Subscription	$265,821	95%	$215,323	93%
Services and other	14,321	5	15,145	7
Total revenue	280,142	100	230,468	100
Cost of revenue
Subscription (3) (4)	80,220	29	75,491	33
Services and other (3) (4)	18,810	7	27,322	12
Total cost of revenue	99,030	35	102,813	45
Gross profit	181,112	65	127,655	55
Operating expenses
Research and development (3) (4)	61,686	22	67,270	29
Sales and marketing (3) (4)	154,276	55	164,530	71
General and administrative (3)	44,976	16	80,820	35
Total operating expenses	260,938	93	312,620	136
Loss from operations	(79,826)	(28)	(184,965)	(80)
Other income (expense), net
Interest income	3,049	1	3,226	1
Interest expense	(265)	—	(22,389)	(10)
Other income (expense), net	(3,006)	(1)	(191)	—
Total other income (expense), net	(222)	—	(19,354)	(8)
Loss before income taxes	(80,048)	(29)	(204,319)	(89)
Income tax benefit	5,374	2	17,007	7
Net loss	$(74,674)	(27)%	$(187,312)	(81)%
Class A yield	$—		$(23,786)
Net loss attributable to common stockholders	$(74,674)		$(211,098)
Net loss per share attributable to common stockholders, basic and diluted (2)	$(0.13)		$(0.42)
Weighted average shares outstanding, basic and diluted (2)	564,548		500,029
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

(3) Includes equity-based compensation expense as follows:

	Three Months Ended April 30,
	2026	2025
	(In thousands)
Cost of revenue
Subscription	$4,611	$11,264
Services and other	1,918	10,328
Operating expenses
Research and development	15,475	27,839
Sales and marketing	22,470	53,503
General and administrative	24,648	57,525
Total equity-based compensation expense, net of amounts capitalized	$69,122	$160,459

(4) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended April 30,
	2026	2025
	(In thousands)
Cost of revenue
Subscription	$26,831	$26,058
Services and other	—	2
Operating expenses
Research and development	137	95
Sales and marketing	23,797	23,757
Total amortization expense	$50,765	$49,912
Comparison of the Three Months Ended April 30, 2026 and 2025
Revenue

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(In thousands, except percentages)
Revenue
Subscription
SaaS	$178,479	$131,815	$46,664	35%
Maintenance and support	34,563	37,389	(2,826)	(8)%
Term subscriptions	43,916	40,040	3,876	10%
Other subscription services	8,863	6,079	2,784	46%
Total subscription	265,821	215,323	50,498	23%
Services and other	14,321	15,145	(824)	(5)%
Total revenue	$280,142	$230,468	$49,674	22%

Subscription Revenue. Subscription revenue increased by $50.5 million, or 23%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025 primarily due to an increase in SaaS revenue and term subscription revenue from our shift in focus on selling subscriptions to new customers and expanding our footprint with existing customers.
Services and Other Revenue. Services and other revenue decreased by $0.8 million, or 5% for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. This decrease was primarily a result of a strategic shift toward selling a higher proportion of professional services and training on a subscription basis.

Cost of Revenue

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(In thousands, except percentages)
Cost of revenue
Subscription	$80,220	$75,491	$4,729	6%
Services and other	18,810	27,322	(8,512)	(31)%
Total cost of revenue	$99,030	$102,813	$(3,783)	(4)%
Cost of Subscription Revenue. Cost of subscription revenue increased $4.7 million, or 6%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025 primarily due to an increase in employee-related costs of $5.6 million due to higher headcount and increased investments in existing employees, an increase in software and hosting costs of $4.1 million from the increase in sales of SaaS subscriptions, an increase in amortization of intangible assets of $0.8 million, an increase in third-party royalties of $0.7 million, and an increase in amortization of capitalized software of $0.4 million. This increase was partially offset by a decrease of $6.7 million in equity-based compensation related to the acceleration of equity-based awards from the completion of our IPO and a decrease in partner costs of $0.3 million.
Cost of Services and Other. Cost of services and other decreased by $8.5 million, or 31%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, primarily due to a decrease of $8.4 million in equity-based compensation related to the acceleration of equity-based awards upon the completion of our IPO.
Gross Profit and Gross Margin

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(In thousands, except percentages)
Gross profit
Subscription	$185,601	$139,832	$45,769	33%
Services and other	(4,489)	(12,177)	7,688	63%
Total gross profit	$181,112	$127,655	$53,457	42%

	Three Months Ended April 30,
	2026	2025
Gross profit margin
Subscription	70%	65%
Services and other	(31)%	(80)%
Total gross profit margin	65%	55%
Subscription. Subscription gross profit increased by $45.8 million, or 33%, during the three months ended April 30, 2026 compared to the three months ended April 30, 2025. The increase was primarily due to the growth in subscription revenue. Subscription gross profit margin was 70% for the three months ended April 30, 2026 and 65% for the three months ended April 30, 2025. The increase was primarily due to the overall increase in subscription revenue, which was partially offset by the decrease in employee-related costs related to acceleration of equity-based awards from the completion of our IPO.
Services and Other. Services and other gross profit increased by $7.7 million during the three months ended April 30, 2026 compared to the three months ended April 30, 2025. The increase in gross profit and gross profit margin was primarily due to the decrease in employee-related costs related to acceleration of equity-based awards from the completion of our IPO.

Total gross profit increased by $53.5 million, or 42%, during the three months ended April 30, 2026 compared to the three months ended April 30, 2025. The increase was primarily due to the growth in total revenue. Total gross profit margin was 65% for the three months ended April 30, 2026 and 55% for the three months ended April 30, 2025. Total gross profit margin increased primarily due to the overall increase in subscription revenue, which was partially offset by the decrease in employee-related costs related to acceleration of equity-based awards from completion of our IPO.
Operating Expenses

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(In thousands, except percentages)
Operating expenses
Research and development	$61,686	$67,270	$(5,584)	(8)%
Sales and marketing	154,276	164,530	(10,254)	(6)%
General and administrative	44,976	80,820	(35,844)	(44)%
Total operating expenses	$260,938	$312,620	$(51,682)	(17)%
Research and Development Expenses. Research and development expenses decreased by $5.6 million, or 8%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. This decrease was primarily driven by a $12.4 million decrease in equity-based compensation related to the acceleration of equity-based awards from the completion of our IPO, partially offset by a $5.8 million increase in employee-based costs due to continued investment in talent related to the development of our products, and a $1.0 million increase in software and hosting costs.
Sales and Marketing Expenses. Sales and marketing expenses decreased by $10.3 million, or 6%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. This decrease was primarily driven by a $31.0 million decrease in equity-based compensation related to the acceleration of equity-based awards from the completion of our IPO, partially offset by a $14.4 million increase in employee-related costs to support deeper penetration into our existing customer base and expansion into new industry verticals and geographic markets, a $4.7 million increase in advertising and promotion costs, a $0.6 million increase in software and hosting costs, a $0.4 million increase in professional services fees and a $0.1 million increase in travel expenses.
General and Administrative Expenses. General and administrative expenses decreased by $35.8 million, or 44%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. This decrease was primarily driven by a $32.9 million decrease in equity-based compensation related to the acceleration of equity-based awards from the completion of our IPO, a $2.8 million decrease in employee-based costs due to lower contract labor costs, a $2.4 million decrease in provision for credit losses compared to prior year, and a $0.3 million decrease in professional services fees. This decrease was partially offset by a $1.9 million increase in software and hosting costs.
Other Income (Expense), Net

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(In thousands, except percentages)
Other income (expense), net
Interest income	$3,049	$3,226	$(177)	(5)%
Interest expense	(265)	(22,389)	22,124	99%
Other income (expense), net	(3,006)	(191)	(2,815)	**
Total other income (expense), net	$(222)	$(19,354)	$19,132	99%
** Percentage not deemed meaningful
Total other income (expense), net decreased by $19.1 million, or 99%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. This decrease was primarily due to a $22.1 million net decrease in interest expense due to the full repayment of our Term Loans in the prior year, which included a $15.3 million loss on the extinguishment of debt and $6.7 million in related interest expense, partially offset by a $2.8 million increase in other expense related to foreign currency exchange loss.
Income Tax Benefit

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
	(In thousands, except percentages)
Income tax benefit	$5,374	$17,007	$(11,633)	(68)%

The Company recorded an income tax benefit of $5.4 million for the three months ended April 30, 2026 compared to an income tax benefit of $17.0 million for the three months ended April 30, 2025, leading to a net benefit decrease of $11.6 million, or 68%, year-over-year. The decrease was primarily due to the decrease in loss before income taxes and discretely recorded tax expense for equity-based compensation in the three months ended April 30, 2026.

For further information, refer to Note 11 “Income Taxes” in our notes to our condensed consolidated financial statements included in this Quarterly Report.

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

Our non-GAAP financial measures exclude items that do not reflect our ongoing, core operating or business performance, such as equity-based compensation, payroll taxes related to awards that were accelerated upon the closing of our IPO, payroll taxes related to RSUs, amortization of acquired intangible assets, and acquisition-related expenses (including fair value adjustments to acquisition-contingent consideration). We believe these adjustments enable management and investors to compare our underlying business performance from period to period and provide investors with additional means to evaluate cost and expense trends. We also believe these adjustments enhance comparability of our financial performance against those of other technology companies. Accordingly, we believe the presentation of our non-GAAP financial measures provides useful information to investors regarding our financial condition and results of operations. In addition, we use adjusted income (loss) from operations for budgeting and planning purposes, including with respect to our corporate bonus plan.

Adjusted Gross Profit and Adjusted Gross Profit Margin

We define adjusted gross profit as gross profit excluding equity-based compensation expense, payroll taxes related to awards that were accelerated upon the closing of our IPO and payroll taxes related to RSUs, amortization of acquired intangible assets, which includes impairment charges, impairment of intangible assets, acquisition-related expenses and restructuring expenses.. We define adjusted gross profit margin as adjusted gross profit divided by total revenue.

The following table reflects the reconciliation of adjusted gross profit to gross profit:

	Three Months Ended April 30,
	2026	2025
	(In thousands, except percentages)
GAAP gross profit	$181,112	$127,655
GAAP gross profit margin	65%	55%
Equity-based compensation expense	6,529	21,592
Payroll taxes for IPO-accelerated awards and RSUs	244	634
Amortization of acquired intangible assets	26,831	26,060
Adjusted gross profit	$214,716	$175,941
Adjusted gross profit margin	77%	76%

Our adjusted gross profit margin has remained generally consistent in recent periods and reflects the high value-added nature of our offerings.

Adjusted Subscription Gross Profit and Adjusted Subscription Gross Profit Margin

We define adjusted subscription gross profit as subscription gross profit excluding equity-based compensation expense, payroll taxes related to awards that were accelerated upon the closing of our IPO and payroll taxes related to RSUs, all of which were issued after the closing of the IPO, amortization of acquired intangible assets, which include impairment charges, impairment of intangible assets, acquisition-related expenses and restructuring expenses. We define adjusted subscription gross profit margin as adjusted subscription gross profit divided by subscription revenue.

The following table reflects the reconciliation of adjusted subscription gross profit to subscription gross profit:

	Three Months Ended April 30,
	2026	2025
	(In thousands, except percentages)
GAAP subscription gross profit	$185,601	$139,832
GAAP subscription gross profit margin	70%	65%
Equity-based compensation expense	4,611	11,264
Payroll taxes for IPO-accelerated awards and RSUs	136	332
Amortization of acquired intangible assets	26,831	26,058
Adjusted subscription gross profit	$217,179	$177,486
Adjusted subscription gross profit margin	82%	82%

Our adjusted subscription gross profit margin for the three months ended April 30, 2026 and 2025 has remained generally consistent and reflects the high value-added nature of our offerings.

Adjusted Income from Operations and Adjusted Operating Margin

We define adjusted income from operations as income (loss) from operations excluding equity-based compensation expense, payroll taxes related to awards that were accelerated upon the closing of our IPO and payroll taxes related to RSUs, all of which were issued after the closing of the IPO, amortization of acquired intangible assets which includes impairment charges, impairment of intangible assets, benefit from amortization related to acquired contract acquisition costs, acquisition-related expenses (including fair value adjustments to acquisition-contingent consideration), Thoma Bravo monitoring fees (which were annual service fees for consultation and advice related to corporate strategy, budgeting of future corporate investments, acquisition and divestiture strategies, and debt and equity financings), and restructuring expenses. The Thoma Bravo monitoring fees were incurred pursuant to a services agreement that was terminated upon the closing of the IPO, and we do not expect to receive similar services in the future or enter into a similar arrangement again in the future.

The following table reflects the reconciliation of adjusted income (loss) from operations to operating income (loss):

	Three Months Ended April 30,
	2026	2025
	(In thousands, except percentages)
GAAP loss from operations	$(79,826)	$(184,965)
GAAP loss from operations margin	(28)%	(80)%
Equity-based compensation expense	69,122	160,459
Payroll taxes for IPO-accelerated awards and RSUs	1,697	3,399
Amortization of acquired intangible assets	50,765	49,912
Amortization of acquired contract acquisition costs (1)	(3,915)	(5,764)
Acquisition-related expenses and Thoma Bravo monitoring fees	—	580
Adjusted income from operations	$37,843	$23,621
Adjusted operating margin	14%	10%

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

Our adjusted income from operations and adjusted operating margin increased for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, primarily due to the growth in our overall business and increased operating leverage.

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
The following table summarizes our free cash flow for the periods presented:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
GAAP net cash provided by (used in) operating activities	$38,241	$(96,807)
Less: Purchase of property and equipment	(969)	(2,191)
Less: Capitalized software development costs	(4,752)	(1,706)
Free cash flow	$32,520	$(100,704)
Our free cash flow for the three months ended April 30, 2026 increased when compared to the three months ended April 30, 2025, primarily due to a lower net operating loss from higher revenue growth compared to the prior period. Free cash flow for the three months ended April 30, 2025 includes $78.5 million of cash paid to settle equity related awards, cash awards and their associated payroll taxes upon the closing of our IPO, $36.6 million in cash paid for interest expense related to our 2022 Credit Agreement, and $9.3 million of cash paid for fees under our advisory services agreement with Thoma Bravo, which was terminated upon the closing of our IPO.

Liquidity, Capital Resources and Cash Requirements
We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term. Our primary sources of liquidity are cash flows from operations and proceeds from the IPO, which are supplemented by our undrawn 2025 Revolving Credit Facility. As of April 30, 2026, we had cash and cash equivalents totaling $390.8 million. Our primary uses of liquidity are operating expenses, working capital requirements, capital expenditures and acquisitions.
Although cash flows from operations have been historically negative, in each fiscal quarter since the three months ended July 31, 2025 through the three months ended April 30, 2026, we have had positive cash flows from operations. We expect to continue to incur positive cash flows from operations in the foreseeable future.
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
2025 Credit Agreement
On June 25, 2025, we entered into the 2025 Credit Agreement, which provides for a five-year $250.0 million secured revolving credit facility, including a letter of credit sub-facility of up to $10.0 million. The 2025 Revolving Credit Facility matures on June 25, 2030. Borrowings under the 2025 Revolving Credit Facility may be used to provide ongoing working capital as well as for other general corporate purposes of the Company. The Company had no outstanding 2025 Revolving Credit Facility balance and was in compliance with all applicable covenants as of April 30, 2026. See Note 7 “Credit Agreement and Debt” in the notes to our condensed consolidated financial statements included in this Quarterly Report for more information regarding the 2025 Credit Agreement.
2022 Credit Agreement

On August 16, 2022, we entered into the 2022 Credit Agreement. The 2022 Credit Agreement provided for (i) a six-year $125.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $5.0 million and (ii) the Term Loans. On June 25, 2025, the 2022 Credit Agreement was terminated upon our entry into the 2025 Credit Agreement.
Summary of Cash Flows
As of April 30, 2026, we had $390.8 million of cash and cash equivalents, $250.0 million of availability under the 2025 Credit Agreement, and $734.8 million in net working capital, which we define as current assets less current liabilities, excluding deferred revenue. As of January 31, 2026, we had $358.1 million of cash and cash equivalents, $250.0 million of availability under the 2025 Credit Agreement, and $723.4 million in net working capital. The change in cash and cash equivalents and net working capital was driven primarily by a lower net operating loss from higher revenue growth.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$38,241	$(96,807)
Net cash used in investing activities	(5,721)	(3,897)
Net cash provided by financing activities	—	210,649
Net change in cash, cash equivalents and restricted cash	$32,520	$109,945

Cash Flows from Operating Activities
During the three months ended April 30, 2026, cash provided by operating activities was $38.2 million, which consisted of a net loss of $74.7 million, adjusted by non-cash charges of $126.3 million and a net cash outflow of $13.4 million from changes in our net operating assets and liabilities. The non-cash charges are primarily comprised of equity-based compensation of $69.1 million, depreciation and amortization expense of $53.1 million, amortization of contract acquisition costs of $12.6 million, amortization of debt discount and issuance costs of $0.1 million, and provision for credit losses of $1.0 million, partially offset by deferred taxes of $9.8 million. The net cash outflow from changes in operating assets and liabilities was primarily a result of a decrease in accrued expenses and other liabilities of $44.5 million due to the timing of cash disbursements primarily related to bonuses and commissions, a decrease in deferred revenue of $19.9 million, an increase in deferred contract acquisition costs of $18.5 million due to an increase in our sales, an increase in contract assets of $3.7 million primarily due to growth in our revenue and the timing of invoices and payments, and an increase in prepayments and other current assets of $13.0 million. The outflows were partially offset by a decrease in accounts receivable of $78.4 million due to the timing of receipts of payments from customers and an increase in accounts payable of $7.7 million due to the timing of invoicing and payments made to vendors.

During the three months ended April 30, 2025, cash used in operating activities was $96.8 million, which consisted of a net loss of $187.3 million, adjusted by non-cash charges of $159.8 million and a net cash outflow of $69.3 million from changes in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization expense of $52.1 million, equity-based compensation of $105.7 million, amortization of contract acquisition costs of $8.2 million, amortization of debt discount and issuance costs, including the early write-off of issuance costs related to the repayment of the Term Loans of $15.6 million, and provision for credit losses of $3.6 million, partially offset by deferred taxes of $25.3 million. The net cash outflow from changes in operating assets and liabilities was primarily a result of an increase in deferred contract acquisition costs of $9.5 million due to an increase in our sales, an increase in contract assets of $3.8 million primarily due to growth in our revenue and the timing of invoices and payments, an increase in prepayments and other assets, current and non-current, of $14.9 million primarily due to the implementation of cloud computing arrangements, a decrease in deferred revenue of $11.1 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, and a decrease in accrued expenses and other liabilities of $90.6 million due to the timing of cash disbursements primarily related to bonuses and commissions, the settlement of vested EARs and cash-settled awards, interest payments, and fees paid to Thoma Bravo. The outflows were partially offset by a decrease in accounts receivable of $60.0 million due to the timing of receipts of payments from customers.
Cash Flows used in Investing Activities
During the three months ended April 30, 2026, cash used in investing activities was $5.7 million, consisting primarily of $4.8 million for capitalized software development costs and $1.0 million in purchases of property and equipment.
During the three months ended April 30, 2025, cash used in investing activities was $3.9 million, consisting primarily of $1.7 million for capitalized software development costs and $2.2 million in purchases of property and equipment.
Cash Flows from Financing Activities
During the three months ended April 30, 2026, there was no cash provided by financing activities.
During the three months ended April 30, 2025, cash provided by financing activities was $210.6 million primarily due to the proceeds from our IPO, net of underwriting discounts and commissions of $1.3 billion, partially offset by the repayment of our Term Loans of $1.0 billion, and payments of deferred offering costs of $8.4 million.
Material Cash Commitments

On February 1, 2026, the Company entered into a new amendment with its cloud storage provider, terminating the previous arrangement. The new agreement, effective February 1, 2026 through January 31, 2031, requires the Company to commit to minimum annual purchases of $107.0 million, $127.0 million, $147.0 million, $162.0 million, and $178.0 million in contract years one through five, respectively, for a total commitment of $721.0 million. If the Company does not meet the minimum purchase obligation during any contract year, it will be required to pay the difference. There have been no further amendments or material developments related to this agreement since its execution.

There were no additional significant changes outside the ordinary course of business to our material cash requirements disclosed in our fiscal 2026 Form 10-K.
We did not have any material off-balance sheet arrangements during the periods presented or as of April 30, 2026.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting estimates for the three months ended April 30, 2026 from those disclosed in our fiscal 2026 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 "Description of Business and Summary of Significant Accounting Policies" in the notes to our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. There have been no material changes in our market risk exposures for the three months ended April 30, 2026 as compared to those disclosed in our fiscal 2026 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer (“PEO”) and principal financial officer (“PFO”), to allow timely decisions regarding disclosure. Our management, with the participation of our PEO and PFO, has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2026 and, based on such evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) during the fiscal quarter ended April 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
We are not currently a party to, nor is our property currently subject to, any material legal proceedings other than ordinary routine litigation incidental to the business, and we are not aware of any such proceedings contemplated by governmental authorities.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A in the fiscal 2026 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Initial Public Offering of Common Stock
On February 12, 2025, the Registration Statement on Form S-1 (File No. 333-284339) (the “Registration Statement”) relating to our IPO was declared effective by the SEC and we priced our IPO. Pursuant to the Registration Statement, we registered an aggregate of 60.0 million shares of our common stock, of which 57.5 million shares were sold by us and 2.5 million shares were sold by certain selling stockholders named therein at a price to the public of $23.00 per share (for an aggregate offering price of approximately $1.4 billion). We received net proceeds of approximately $1.2 billion, net of approximately $62.8 million of underwriting discounts and commissions and approximately $11.5 million of offering costs. Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC acted as joint lead book-running managers and representatives of the underwriters.

There has been no material change in the planned use of proceeds from our IPO as described in the related prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, except that we repaid the Term Loans in full.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements

During the three months ended April 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
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

SailPoint, Inc.

Date: June 10, 2026	By:	/s/ Brian Carolan
Brian Carolan Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: June 10, 2026		/s/ Mitra Rezvan
Mitra Rezvan Chief Accounting Officer (Principal Accounting Officer)