Form 10-Q
period 2026-07-31
SailPoint, Inc.
filed 2026-09-10
CIK 2030781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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

The registrant had 570,911,633 shares of common stock outstanding as of September 4, 2026.

SailPoint, Inc.
Quarterly Report on Form 10-Q

SAILPOINT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	July 31, 2026	January 31, 2026
Assets
Current assets
Cash and cash equivalents	$309,850	$358,144
Accounts receivable, net of allowance	275,764	335,001
Contract acquisition costs	62,683	47,697
Contract assets, net of allowance	73,802	70,565
Prepayments and other current assets	54,595	39,288
Total current assets	776,694	850,695
Property and equipment, net	46,789	35,178
Contract acquisition costs, non-current	140,393	117,833
Contract assets, non-current, net of allowance	45,707	41,249
Other non-current assets	27,182	23,621
Goodwill	5,250,334	5,151,668
Intangible assets, net	1,296,723	1,377,317
Total assets	$7,583,822	$7,597,561
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$13,415	$5,824
Accrued expenses and other liabilities	103,876	121,464
Deferred revenue	515,319	516,007
Total current liabilities	632,610	643,295
Deferred tax liabilities, non-current	34,503	56,112
Other long-term liabilities	25,485	12,732
Deferred revenue, non-current	29,615	39,191
Total liabilities	722,213	751,330
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, par value of $0.0001 per share; 50,000,000 shares authorized; no shares issued or outstanding as of July 31, 2026 and January 31, 2026	—	—
Common stock, par value of $0.0001 per share; 1,750,000,000 shares authorized; 570,907,856 and 563,781,636 shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively	57	56
Additional paid in capital	7,237,385	7,096,974
Accumulated deficit	(375,833)	(250,799)
Total stockholders' equity	6,861,609	6,846,231
Total liabilities and stockholders' equity	$7,583,822	$7,597,561
See accompanying notes to condensed consolidated financial statements.

SAILPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue
Subscription	$295,205	$247,937	$561,026	$463,260
Services and other	13,608	16,422	27,929	31,567
Total revenue	308,813	264,359	588,955	494,827
Cost of revenue
Subscription	84,103	70,443	164,323	145,934
Services and other	19,325	16,110	38,135	43,432
Total cost of revenue	103,428	86,553	202,458	189,366
Gross profit	205,385	177,806	386,497	305,461
Operating expenses
Research and development	62,185	48,111	123,871	115,381
Sales and marketing	155,881	131,289	310,157	295,819
General and administrative	46,277	39,204	91,253	120,024
Total operating expenses	264,343	218,604	525,281	531,224
Loss from operations	(58,958)	(40,798)	(138,784)	(225,763)
Other income (expense), net
Interest income	3,390	2,336	6,439	5,562
Interest expense	(264)	(1,693)	(529)	(24,082)
Other income (expense), net	(1,301)	(1,710)	(4,307)	(1,901)
Total other income (expense), net	1,825	(1,067)	1,603	(20,421)
Loss before income taxes	(57,133)	(41,865)	(137,181)	(246,184)
Income tax benefit	6,773	31,313	12,147	48,320
Net loss	$(50,360)	$(10,552)	$(125,034)	$(197,864)
Class A yield	—	—	—	(23,786)
Net loss attributable to common stockholders	$(50,360)	$(10,552)	$(125,034)	$(221,650)
Net loss per share attributable to common stockholders, basic and diluted (1)	$(0.09)	$(0.02)	$(0.22)	$(0.42)
Weighted average common shares outstanding, basic and diluted (1)	568,113	555,757	566,360	528,355
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

SAILPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE UNITS, STOCKHOLDERS' EQUITY AND PARTNERS' EQUITY
(In thousands)
(unaudited)

	Redeemable Convertible Units		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Units	Amount	Shares	Amount
Balance at April 30, 2026	—	$—	567,038	$56	$7,167,574	$(325,473)	$6,842,157
Equity-based compensation expense	—	—	—	—	69,811	—	69,811
Issuance and vesting of restricted stock and restricted stock units	—	—	3,647	1	—	—	1
Net loss	—	—	—	—	—	(50,360)	(50,360)
Balance at July 31, 2026	—	$—	570,685	$57	$7,237,385	$(375,833)	$6,861,609

	Redeemable Convertible Units		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Units	Amount	Shares	Amount
Balance at January 31, 2026	—	$—	563,487	$56	$7,096,974	$(250,799)	$6,846,231
Equity-based compensation expense	—	—	—	—	140,411	—	140,411
Issuance and vesting of restricted stock and restricted stock units	—	—	7,198	1	—	—	1
Net loss	—	—	—	—	—	(125,034)	(125,034)
Balance at July 31, 2026	—	$—	570,685	$57	$7,237,385	$(375,833)	$6,861,609

	Redeemable Convertible Units		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity / Partners' Deficit
	Units	Amount	Shares	Amount
Balance at April 30, 2025	—	$—	555,515	$56	$6,945,784	$(168,057)	$6,777,783
Equity-based compensation expense after Corporate Conversion	—	—	—	—	48,915	—	48,915
Issuance of common stock upon settlement of restricted stock	—	—	320	—	—	—	—
Net loss after Corporate Conversion	—	—	—	—	—	(10,552)	(10,552)
Balance at July 31, 2025	—	$—	555,835	$56	$6,994,699	$(178,609)	$6,816,146

	Redeemable Convertible Units		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity / Partners' Deficit
	Units	Amount	Shares	Amount
Balance at January 31, 2025	495,161	$11,196,141	—	$—	$—	$(5,588,440)	$(5,588,440)
Vesting of incentive units into Class B Units	3,049	—	—	—	—	—	—
Adjustment to reflect redemption value of redeemable convertible Class A Units	—	23,787	—	—	—	(23,787)	(23,787)
Adjustment to reflect redemption value of redeemable convertible Class B Units	—	229,744	—	—	—	(229,744)	(229,744)
Equity-based compensation expense prior to Corporate Conversion	—	—	—	—	862	—	862
Net loss prior to Corporate Conversion	—	—	—	—	—	(19,255)	(19,255)
Effect of Corporate Conversion	(498,210)	(11,449,672)	497,807	50	5,588,396	5,861,226	11,449,672
Issuance of common stock in connection with IPO, net of underwriters’ discounts and commissions and offering costs and tax effects	—	—	57,500	6	1,251,430	—	1,251,436
Equity-based compensation expense after Corporate Conversion	—	—	—	—	154,011	—	154,011
Issuance of common stock upon settlement of restricted stock	—	—	528	—	—	—	—
Net loss after Corporate Conversion	—	—	—	—	—	(178,609)	(178,609)
Balance at July 31, 2025	—	$—	555,835	$56	$6,994,699	$(178,609)	$6,816,146

See accompanying notes to condensed consolidated financial statements.

SAILPOINT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended July 31,
	2026	2025
Cash flows from operating activities
Net loss	$(125,034)	$(197,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	106,736	104,531
Amortization and write-off of debt issuance costs	272	17,120
Amortization of contract acquisition costs	28,598	17,484
Adjustments to contingent consideration	—	1,609
Provision for credit losses	2,421	4,346
Equity-based compensation expense, net of amounts capitalized	137,426	154,061
Deferred taxes	(22,448)	(58,908)
Other	57	—
Net changes in operating assets and liabilities, net of acquisitions
Accounts receivable	57,467	46,275
Contract acquisition costs	(66,144)	(26,623)
Contract assets	(7,942)	(13,679)
Prepayments and other current assets	(15,310)	(21,241)
Other non-current assets	(382)	468
Operating leases, net	(67)	314
Accounts payable	7,591	(7)
Accrued expenses and other liabilities	(8,192)	(74,911)
Deferred revenue	(11,845)	163
Net cash provided by (used in) operating activities	83,204	(46,862)
Cash flows from investing activities
Purchase of property and equipment	(2,903)	(3,153)
Capitalized software development costs	(10,372)	(4,731)
Business acquisitions, net of cash acquired	(118,225)	—
Net cash used in investing activities	(131,500)	(7,884)
Cash flows from financing activities
Proceeds from IPO, net of underwriting discounts and commissions	—	1,259,681
Repayment of Term Loans	—	(1,040,000)
Payment of debt issuance costs	—	(2,716)
Payments of deferred offering costs, net	—	(8,618)
Payments related to holdback and contingent consideration	—	(675)
Net cash provided by financing activities	—	207,672
Net change in cash, cash equivalents and restricted cash	(48,296)	152,926
Cash, cash equivalents and restricted cash, beginning of period	361,386	124,390
Cash, cash equivalents and restricted cash, end of period	$313,090	$277,316

	Six Months Ended July 31,
	2026	2025
Supplemental cash flow information:
Cash paid for:
Interest	$258	$36,746
Income taxes, net of refunds	5,902	3,312
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,411	3,139

Supplemental disclosure of noncash investing and financing activities:
Effect of Corporate Conversion	—	11,449,672
Adjustment to reflect the redemption value of the redeemable convertible units	—	253,531
Capitalized equity-based compensation included in property and equipment, net	2,985	812
Operating lease right of use assets obtained in exchange for lease liabilities	4,754	—

Reconciliation of cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to the condensed consolidated statements of cash flows:
Cash and cash equivalents	$309,850	$271,052
Restricted cash within prepayments and other current assets	3,240	6,264
Total cash, cash equivalents, and restricted cash in the consolidated statements of cash flows	$313,090	$277,316
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

In conjunction with the Corporate Conversion, all of the Company's outstanding partnership units were converted into an aggregate of 499,060,464 shares of our common stock. The number of shares of common stock issuable to holders of Class A Units of SailPoint Parent, LP ("Class A Units") and holders of Class B Units of SailPoint Parent, LP ("Class B Units") in connection with the Corporate Conversion were determined pursuant to the applicable provisions of the plan of conversion. The Company continues to be controlled by Thoma Bravo UGP, LLC (together with its affiliated entities, "Thoma Bravo") following the Corporate Conversion. Immediately after the Corporate Conversion and the closing of the IPO, Thoma Bravo controlled approximately 86.2% of the voting power of the Company. The condensed consolidated financial statements and footnotes give effect to the Corporate Conversion on a prospective basis as of the conversion date.
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
The condensed consolidated balance sheet data as of January 31, 2026 was derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the “fiscal 2026 Form 10-K”) but does not include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s annual consolidated financial statements and related footnotes included in the fiscal 2026 Form 10-K.
The accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for the three and six months ended July 31, 2026 shown in this report are not necessarily indicative of the results to be expected for the full year ending January 31, 2027 or any other period.
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
Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, and contract assets. The Company maintains its cash in bank deposit accounts that exceeded federally insured limits as of July 31, 2026 and January 31, 2026. There was no concentration of credit risk for customers as of July 31, 2026 and January 31, 2026 as no individual entity represented more than 10% of accounts receivable and contract assets as of such dates. No customer accounted for more than 10% of revenue during the three and six months ended July 31, 2026 or 2025. The Company did not experience concentration of credit risk in foreign countries as of July 31, 2026 and January 31, 2026 as no foreign country represented more than 10% of the Company’s condensed consolidated revenues or net assets as of such dates.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies as previously disclosed in the fiscal 2026 Form 10-K.
Recently Adopted Accounting Pronouncements
Accounting Standards Update 2025-05
In July 2025, the Financial Accounting Standards Board (the "FASB") issued ASU-2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which amends Topic 326 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (“ASC”) 606. Specifically, in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. The Company adopted this standard prospectively and it did not have a material impact on its consolidated financial statements or disclosures.
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
Accounting Standards Update 2024-03
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. ASU

2024-03 should be applied on a prospective basis, with a retrospective application permitted in the financial statements. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.
2. Revenue Recognition
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated by subscription product categories (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Subscription
SaaS	$193,872	$144,758	$372,351	$276,573
Maintenance and support	35,468	38,471	70,031	75,860
Term subscriptions	56,196	58,120	100,112	98,160
Other subscription services	9,669	6,588	18,532	12,667
Total Subscription	295,205	247,937	561,026	463,260
Services and other	13,608	16,422	27,929	31,567
Total revenue	$308,813	$264,359	$588,955	$494,827
The following table summarizes the revenue the Company recognizes at a point in time and over time (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue recognized over time	$273,141	$223,165	$528,650	$428,014
Revenue recognized at a point in time	35,672	41,194	60,305	66,813
Total revenue	$308,813	$264,359	$588,955	$494,827
Contract Balances
Deferred revenue consists primarily of payments received in advance of revenue recognition under the Company’s contracts with customers. Revenue recognized during the three months ended July 31, 2026 and 2025 that was included in the deferred revenue balances at the beginning of the respective periods was $212.3 million and $174.5 million, respectively. Revenue recognized during the six months ended July 31, 2026 and 2025 that was included in the deferred revenue balances at the beginning of the respective periods was $360.0 million and $290.8 million, respectively.
Remaining Performance Obligations
The Company’s contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These remaining performance obligations represent contract value that has not yet been recognized as revenue. Remaining performance obligations includes both invoices that have been issued to customers but have not been recognized as revenue and amounts that will be invoiced and recognized as revenue in future periods. As of July 31, 2026, remaining performance obligations were $1.9 billion, of which the Company expects to recognize $931.1 million as revenue over the next 12 months.

3. Allowance for Expected Credit Losses
The following table presents the balance of the allowance for expected credit losses for accounts receivable and contract assets (in thousands):

	July 31, 2026	January 31, 2026
Allowance for credit losses - accounts receivable	$989	$910
Allowance for credit losses - contract assets	$463	$216
For the three months ended July 31, 2026 and 2025, the provision for credit losses was $1.4 million and $0.8 million, respectively. For the six months ended July 31, 2026 and 2025, the provision for credit losses was $2.4 million and $4.3 million, respectively.
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
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	July 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash:
Money market funds	$54,844	$—	$—	$54,844
Certificate of deposit	75,000	—	—	75,000
Total assets	$129,844	$—	$—	$129,844

	January 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents and restricted cash:
Money market funds	$308,535	$—	$—	$308,535
Total assets	$308,535	$—	$—	$308,535
The Company’s carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses, are considered Level 1 and approximate their fair values due to their short maturities as of July 31, 2026 and January 31, 2026 and are excluded from the fair value tables above.
There were no transfers between fair value measurement levels during the period ended July 31, 2026 and January 31, 2026.

5. Acquisitions
Asset Acquisition
Security Savvy Ltd
On September 15, 2025, the Company acquired certain assets of Security Savvy Ltd, a third-party security platform that helps organizations manage identity-related risks associated with their software as a service ("SaaS") applications, for $18.4 million, which included $0.5 million in direct transaction costs that were capitalized as a component of the consideration transferred. The transaction was accounted for as an asset acquisition and substantially all of the acquired assets consisted of developed technology. The purchase price includes a holdback amount of $1.8 million to be paid 12 months from the date of closing subject to the resolution of certain indemnities. The purchase price also includes a contingent consideration of $0.2 million, which was paid and fully settled on November 21, 2025. The purchase price consideration was primarily allocated to a developed technology intangible asset with a useful life of six years.
Business Combinations
Entro
On June 29, 2026, the Company completed the acquisition of 100% of the outstanding equity interests of Entro Security Ltd. and its wholly owned subsidiary, Entro Security Inc. (collectively, "Entro"), for total purchase consideration of approximately $122.6 million in cash. In connection with the acquisition, the Company committed to issue up to $7.3 million in restricted stock to certain key employees and former shareholders of Entro who became employees. Because the issuance and vesting of these awards is contingent upon the recipients' continued employment with the Company, this arrangement is excluded from the consideration transferred and is recognized as post-combination compensation expense. The arrangement consists of three annual tranches of restricted stock valued at approximately $2.4 million each, to be granted and issued at closing and on the first and second anniversaries of the acquisition date, with each tranche vesting quarterly over a one-year service period. Entro is a cloud-based platform that secures non-human identities, machine secrets, and artificial intelligence ("AI") agents across enterprise environments, extending the Company's Identity Security Cloud product suite. The Company allocated the preliminary consideration transferred, subject to working capital adjustments and provisional income taxes, to intangible assets of $15.8 million for developed technology, with an estimated useful life of four years, $5.0 million for customer relationships intangible, with a useful life of seven years, and $0.4 million for tradename and trademark with a useful life of two years, preliminary goodwill of $98.7 million, and net assets of $2.7 million. The goodwill arising from the acquisition is deductible for tax purposes.
Imprivata
On December 13, 2024, the Company acquired the Identity Governance and Administration business of Imprivata, a digital identity company for life- and mission-critical industries that is majority owned by Thoma Bravo, for aggregate consideration of $16.4 million, which includes contingent consideration that was settled in August 2025. The Company recorded intangible assets of $1.6 million for developed technology, with an estimated useful life of 3 years and a $8.2 million for customer relationships intangible, with a useful life of 4 years, goodwill of $9.3 million and net liabilities of $2.7 million. The goodwill arising from the acquisition is deductible for tax purposes.
Double Zero
On April 9, 2024, the Company acquired all of the outstanding stock of Double Zero Security, Inc. (“Double Zero”), a third-party provider of digital-identity threat detection and response for secure enterprise access. The aggregate consideration transferred in connection with this acquisition was $5.4 million, net of cash acquired. The Company recorded intangible assets of $1.4 million for developed technology, with an estimated useful life of 6 years. The Company recorded goodwill of $3.6 million, and net assets of $0.4 million.
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
The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the applicable acquisition date becomes available but does not exceed 12 months from the acquisition date. The measurement periods have closed for the acquisitions of Imprivata and Double Zero as of July 31, 2026.
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
During the six months ended July 31, 2026, there were no other material changes outside the ordinary course of business to the Company’s non-cancelable contractual commitments previously disclosed in the fiscal 2026 Form 10-K.
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
Litigation Claims and Assessments
The Company is subject to claims and suits that may arise from time to time in the ordinary course of business. In addition, some legal actions, claims, and governmental inquiries may be instituted or asserted in the future against the Company and its subsidiaries. Although the outcome of these legal proceedings cannot be predicted with certainty and no assurances can be provided, based upon current information, the Company does not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on these condensed consolidated financial statements.
7. Credit Agreement and Debt
2025 Credit Agreement
On June 25, 2025, the Company entered into a credit agreement (the "2025 Credit Agreement") that provides for a five-year $250.0 million secured revolving credit facility, including a letter of credit sub-facility of up to $10.0 million (the "2025 Revolving Credit Facility"). The 2025 Revolving Credit Facility matures on June 25, 2030. The Company incurred deferred financing costs of $2.7 million related to the entry into the 2025 Credit Agreement, which are included in other non-current assets on the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense over the life of the 2025 Credit Agreement on a straight-line basis. Amortization of deferred financing costs related to the 2025 Credit Agreement was $0.1 million and $0.3 million for the three and six months ended July 31, 2026, respectively. Amortization of deferred financing costs related to the 2025 Credit Agreement was $0.1 million for both the three and six months ended July 31, 2025. The Company is subject to customary letter of credit fees, including a fronting fee equal to 0.125% per annum of the daily maximum amount then available to be drawn under such letters of credit, as well as customary issuance and administration fees. These fees were $0.1 million and $0.3 million for the three and six months ended July 31, 2026, respectively, and are recorded as interest expense on the condensed consolidated statements of operations.
The Company is subject to quarterly financial covenants relating to maintaining a Total Net Leverage Ratio (as defined in the 2025 Credit Agreement) of generally not more than 4.00 to 1.00 (which may be increased to 4.50 to 1.00 for a limited period in the event a material acquisition is consummated). The Company was in compliance with all applicable covenants as of July 31, 2026.
All obligations under the 2025 Revolving Credit Facility are unconditionally guaranteed by the Company and each Restricted Subsidiary other than any Excluded Subsidiary (each, as defined in the 2025 Credit Agreement) and are supported by a security interest in substantially all of the borrowers' and guarantors' tangible and intangible assets (subject to permitted liens).
The Company may voluntarily repay and reborrow outstanding loans under the 2025 Revolving Credit Facility at any time without a premium or a penalty. The Company had no outstanding 2025 Revolving Credit Facility balance as of July 31, 2026.
2022 Credit Agreement
On August 16, 2022, the Company entered into a Credit Agreement (the "2022 Credit Agreement") that provided for (i) a six-year $125.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $5.0 million (the “2022 Revolving Credit Facility”), and (ii) a seven-year $1.59 billion term loan facility (the “Term Loans”). After the closing of the IPO, the Company fully repaid its Term Loans and recorded an extinguishment of debt related to the remaining balance of its deferred financing costs of $15.3 million during the three months ended April 30, 2025, which is recorded within interest expense on the condensed consolidated statement of operations.
On June 25, 2025, the 2022 Credit Agreement was terminated upon the Company's entry into the 2025 Credit Agreement. The remaining unamortized deferred financing costs of $1.4 million for the 2022 Revolving Credit Facility was recorded as a loss from extinguishment of debt and included in interest expense on the condensed consolidated statements of operations for the three months ended July 31, 2025. There was no amortization of debt issuance costs related to the 2022 Credit Agreement for the three and six months ended July 31, 2026. Amortization of debt issuance costs was $0.2 million and $0.5 million for the three and six months ended July 31, 2025, respectively.
There was no interest expense recognized related to the Term Loans for the three and six months ended July 31, 2026. Total interest expense recognized related to the Term Loans for the six months ended July 31, 2025 was $22.3 million, consisting of contractual interest expense of $6.7 million, amortization of debt issuance costs of $0.2 million, and $15.3 million loss from the extinguishment of debt. There was no interest expense related to the Term Loans for the three months ended July 31, 2025.
8. Related Party Transactions
The Company is an affiliate of Thoma Bravo. The Company engaged in ordinary sales transactions with entities affiliated with Thoma Bravo, with no significant activity for the three months ended July 31, 2026 and $0.1 million for the three months ended July 31, 2025, and $0.8 million for each of the six months ended July 31, 2026 and 2025.
The Company engaged in ordinary purchase transactions with entities affiliated with Thoma Bravo of $0.2 million and $0.9 million for the three months ended July 31, 2026 and 2025, respectively, and $1.5 million and $2.2 million for the six months ended July 31, 2026 and 2025, respectively.
9. Equity-Based Compensation

Omnibus Incentive Plan and Other Awards
On February 12, 2025, the shareholders and the Company's Board of Directors (the "Board") approved the SailPoint, Inc. Omnibus Incentive Plan (the "Omnibus Plan"), which then became effective. The aggregate number of shares of common stock that may be issued pursuant to the Omnibus Plan is 61,083,763, subject to an annual increase on February 1 of each fiscal year, equal to the lesser of (a) 5% of the aggregate number of shares of common stock outstanding on January 31 of the immediately preceding fiscal year and (b) such smaller number of shares as determined by the Board. Pursuant to the "evergreen" provision contained in the Omnibus Plan, the Board approved an increase of 28,189,081 additional shares to be added to the plan effective as of February 1, 2026. As of July 31, 2026, the maximum number of shares authorized under the Omnibus Plan was 89,272,844 and the number of shares available for issuance was 44,924,448.

Under the Omnibus Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), stock awards, dividend equivalents, other stock-based awards, cash awards, and substitute awards intended to align the interests of award holders with those of the Company's stockholders. Awards made under the Omnibus Plan vest based on continued service to the Company and/or its affiliates. Equity-based compensation costs for granted awards are recognized as an expense on a straight-line basis over the requisite service period as the services are performed.

Capitalized equity-based compensation expense is recorded as part of property and equipment, net on the condensed consolidated balance sheets and is amortized on a project-by-project basis using the straight-line method.

During the six months ended July 31, 2026, the Company granted 25,173,794 RSUs that vest ratably, predominantly over two to four years based on continued service to the Company. Remaining total unrecognized equity-based compensation related to outstanding RSUs as of July 31, 2026 is $433.4 million, with a weighted average remaining life of 3.0 years.

In addition to awards granted under the Omnibus Plan, during the six months ended July 31, 2026, the Company issued 160,670 RSAs outside of the Omnibus Plan that vest ratably over one year based on continued service to the Company. Remaining total unrecognized equity-based compensation related to outstanding RSAs as of July 31, 2026 is $2.6 million, with a weighted average remaining life of 0.8 years.
Equity-Based Compensation Expense

A summary of the Company’s equity-based compensation expense by award type is presented below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Incentive equity units	$—	$—	$—	$62,358
Equity appreciation rights	—	—	—	13,307
Restricted stock awards	744	2,884	2,084	7,836
Restricted stock units	67,265	46,035	136,181	84,552
Employee stock purchase plan	1,802	—	2,146	—
Cash-settled awards	—	65	16	41,636
Total equity-based compensation expense	$69,811	$48,984	$140,427	$209,689
On January 31, 2025, the Board approved modifications to accelerate the vesting of certain incentive units, equity appreciation rights (“EARs”), and cash-settled awards subject to the pricing and closing of the IPO. Prior to the Corporate Conversion, the Company modified 3,036,888 incentive units and 377,077 EARs. Upon the IPO, the vested incentive units were considered redeemable. For the six months ended July 31, 2025, as a result of the modifications and the closing of the IPO, the Company recognized $113.8 million of equity-based compensation expense in the condensed consolidated statement of operations, which was comprised of $61.5 million, $12.6 million, and $39.8 million of expense for the modified incentive units, EARs, and cash-settled awards, respectively.

A summary of the Company’s equity-based compensation expense as recognized in the condensed consolidated statements of operations is presented below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Cost of revenue - subscription	$4,115	$1,931	$8,726	$13,195
Cost of revenue - services and other	1,588	681	3,506	11,009
Research and development	15,822	7,512	31,297	35,351
Sales and marketing	22,944	18,203	45,413	71,706
General and administrative	23,852	20,091	48,500	77,616
Total equity-based compensation expense, net of amounts capitalized	$68,321	$48,418	$137,442	$208,877
Capitalized equity-based compensation	1,490	566	2,985	812
Total equity-based compensation expense	$69,811	$48,984	$140,427	$209,689

There are equity-based compensation awards that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted basic earnings per share because to do so would have been anti-dilutive. The following table summarizes the Company’s anti-dilutive securities (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Unvested shares - RSAs	222	769	222	769
Unvested shares - RSUs	28,748	17,303	28,748	17,303
ESPP	936	—	936	—
Total	29,906	18,072	29,906	18,072
Employee Stock Purchase Plan
In February 2025, the Board adopted the SailPoint, Inc. Employee Stock Purchase Plan (the "ESPP"). The ESPP authorized the issuance of shares of common stock pursuant to purchase rights granted to employees. The aggregate number of shares of common stock originally authorized for issuance under the ESPP was 11,106,139 shares, subject to an annual increase on February 1 of each fiscal year, equal to the lesser of (a) 1% of the aggregate number of shares of common stock outstanding on January 31 of the immediately preceding fiscal year and (b) such smaller number of shares as determined by the Board. As of July 31, 2026, the maximum number of shares authorized and available for issuance under the ESPP was 16,743,955.

Under the ESPP, employees are offered the right to purchase shares at a discount during one or more offering periods. The plan administrator designates the terms and conditions of each offering, including the offering period. The first such offering period is six months and commenced April 11, 2026. Future offering periods are expected to also be six months and are to begin on each April 11th and October 11th. Stock-based compensation related to the ESPP is recognized on a straight-line basis over the applicable offering period. Under the ESPP, eligible employees may purchase shares of the Company's common stock at a price equal to 85% of the lower of the fair market value of the Company's common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of the applicable offering period. As of July 31, 2026, no shares were purchased under the ESPP. Remaining unrecognized equity-based compensation related to the ESPP as of July 31, 2026 is $1.4 million, with a weighted average remaining life of 0.2 years.

The Company uses a Monte Carlo option-pricing model to estimate the fair value of ESPP awards. The grant date for each offering period is the first trading day of the offering period, and compensation cost is measured using the fair value of the award on that date. The following table summarizes the assumptions used in the Monte Carlo model to determine the grant-date fair value of employee stock purchase rights granted under the ESPP for the offering period with a grant date occurring during the six months ended July 31, 2026:

Six Months Ended July 31, 2026
Expected term (in years)	0.49
Expected volatility	65.00%
Risk-free interest rate	3.74%
Expected dividend yield	—%
10. Balance Sheet Related Items
Property and Equipment
The cost and accumulated depreciation of property and equipment are as follows (in thousands):

	July 31, 2026	January 31, 2026
Computer equipment	$16,609	$15,620
Capitalized software development costs	36,701	23,345
Furniture and fixtures	3,545	3,792
Leasehold improvements	15,457	13,498
Other	1,290	1,216
Total property and equipment	73,602	57,471
Less: accumulated depreciation and amortization	(26,813)	(22,293)
Total property and equipment, net	$46,789	$35,178
Depreciation and amortization expense was $2.7 million and $2.3 million for the three months ended July 31, 2026 and 2025, respectively, which includes amortization of software development costs of $1.0 million and $0.4 million for the three months ended July 31, 2026 and 2025, respectively. Depreciation and amortization expense was $5.0 million and $4.4 million for the six months ended July 31, 2026 and 2025, respectively, which includes amortization of software development costs of $1.7 million and $0.7 million for the six months ended July 31, 2026 and 2025, respectively,
Prepayments and Other Current Assets and Other Non-Current Assets
Prepayments and other current assets consisted of the following (in thousands):

	July 31, 2026	January 31, 2026
Prepaid expenses	$39,032	$26,699
Restricted cash	3,240	3,242
Income tax receivables	3,957	2,209
Other	8,366	7,138
Total prepayments and other current assets	$54,595	$39,288
Amortization expense related to capitalized implementation costs was $0.5 million and $0.4 million for the three months ended July 31, 2026 and 2025, respectively. Amortization expense related to capitalized implementation costs was $1.4 million and $0.7 million for the six months ended July 31, 2026 and 2025, respectively.
Other non-current assets consisted of the following (in thousands):

	July 31, 2026	January 31, 2026
Prepaid expenses	$3,464	$3,681
Right-of-use assets, net	19,389	16,949
Other	4,329	2,991
Total other non-current assets	$27,182	$23,621
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	July 31, 2026	January 31, 2026
Employee-related costs	$29,933	$50,380
Commissions	32,912	33,186
Operating lease liabilities	5,880	5,349
Sales and other taxes payable	4,615	7,053
Other	30,536	25,496
Total accrued expenses and other liabilities	$103,876	$121,464

11. Income Taxes

The provision for income taxes consists of U.S. and state income taxes and income taxes in foreign jurisdictions in which the Company conducts business.

The effective tax rate for the three months ended July 31, 2026 and 2025 was 11.9% and 74.8%, respectively. The effective tax rate for the six months ended July 31, 2026 and 2025 was 8.9% and 19.6%, respectively. For the three and six months ended July 31, 2026, the effective tax rate differs from the statutory rate primarily as a result of certain non-deductible equity-based compensation, non-deductible executive officer compensation, and an increase in valuation allowance. For the three and six months ended July 31, 2025, the effective tax rate differs from the statutory rate primarily as a result of a net discrete tax benefit for the change in valuation allowance for interest expense and Texas research and development credit carryforwards from changes in tax law.
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

The following is a summary of consolidated revenues within geographic areas determined by the billing address of the customer for the periods presented (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
United States	$205,112	$170,356	$383,902	$321,533
EMEA	62,509	58,618	123,919	106,575
Rest of the World	41,192	35,385	81,134	66,719
Total revenue	$308,813	$264,359	$588,955	$494,827
No single country other than the United States represented more than 10% of the Company's revenue.
13. Employee Benefit Plans
The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a percentage of their annual compensation as defined in the 401(k) Plan. The Company matches portions of employees’ voluntary contributions. Additional employer contributions may also be made at the Company’s discretion. The Company recorded expense of $2.4 million and $2.0 million for the three months ended July 31, 2026 and 2025, respectively, for matching contributions to the 401(k) Plan. The Company recorded expense of $4.9 million and $4.3 million for the six months ended July 31, 2026 and 2025, respectively, for matching contributions to the 401(k) Plan.

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
•our ability to successfully integrate acquired businesses and technologies and achieve the expected benefits of such acquisitions;
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
•our ability to successfully introduce, use, and integrate AI with our solutions;
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

Recent Developments

On June 29, 2026, the Company completed the acquisition of Entro for total cash consideration of approximately $122.6 million and restricted stock consideration of approximately $7.3 million. For more information regarding the equity consideration, see Part II Item 2 of this Form 10-Q. Entro is a cloud-based platform specializing in NHI and secrets security, providing discovery and governance capabilities across over 1,200 types of credentials, tokens, and certificates within cloud and hybrid environments, including CI/CD pipelines, codebases, and container registries.

The acquisition extends the Company's Identity Security Cloud product suite and complements the recently launched SailPoint Agentic Fabric solution, which is designed to discover, govern, and secure autonomous AI agents and machine identities at enterprise scale. Together, Entro's NHI-focused security controls and SailPoint Agentic Fabric are intended to deliver an integrated identity security solution spanning human, machine, and agentic identities.

Entro's solutions are available to SailPoint customers as standalone offerings, with native platform integration ongoing. See Note 5 "Acquisitions" in the notes to our consolidated financial statements included in this Quarterly Report for additional information regarding the purchase price allocation.

Our Business Model

Our customers include many of the world’s largest and most complex organizations, including large enterprises across all major verticals and governments. The approximate number of total customers and customers at each annual recurring revenue ("ARR") level are as follows:

	July 31, 2026	July 31, 2025
Customers	3,310	3,105
Customers less than $250,000 in ARR	1,980	2,015
Customers greater than $250,000 in ARR	1,330	1,090
Customers greater than $1,000,000 in ARR	235	185

The number of customers with $250,000 or more of ARR as of July 31, 2026 increased 22% on a year-over-year basis, and the number of customers with over $1,000,000 of ARR as of July 31, 2026 increased 27% on a year-over-year basis.

For Identity Security Cloud, our SaaS-based cloud solution, and IdentityIQ, our customer-hosted solution, our customers typically enter into three-year contracts, with annual billing upfront.

For Identity Security Cloud, our pricing is tiered and based on the suite, with the option for the customer to purchase additional products and capabilities à la carte. We price our IdentityIQ term subscriptions based on a number of factors, including the number of digital identities governed with the solution. Customers also have the option to purchase additional products and capabilities.

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

Deepen our Penetration in International Markets. We expect to continue to invest in our sales and marketing efforts and channel partner network to expand our reach and deepen our presence in existing geographies and to expand into new geographies. We believe that our global market opportunity is large and growing in response to the evolving IT and threat landscapes. For the three and six months ended July 31, 2026, we generated 66% and 65% of our revenue from the United States, 20% and 21% from Europe, the Middle East and Africa ("EMEA"), and 13% and 14% from the rest of the world, respectively. For the three and six months ended July 31, 2025, we generated 64% and 65% of our revenue from the United States, respectively, 22% of our revenue from EMEA and 13% from the rest of the world for both periods, respectively. Our ability to deepen our penetration in international markets will depend on a number of factors, including the competitiveness of our solutions, the efficacy of our channel partner network, and our sales and marketing efforts.

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

Impact of Current Economic Conditions

Worldwide economic and political uncertainties and negative trends, including financial and credit market fluctuations, tariffs and increasing trade protectionism, changes in government spending levels, uncertainty in the banking sector, rising interest rates, inflation, and other impacts from the macroeconomic environment have, and could continue to, adversely affect our business operations or financial results. As we continue to monitor the direct and indirect impacts of these circumstances, the broader implications of these macroeconomic and political events on our business, results of operations, and overall financial position remain uncertain. See the section titled "Risk Factors'' included under Part I, Item 1A of the fiscal 2026 Form 10-K for further discussion of the possible impact of these factors and other risks on our business.

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

ARR does not have a standardized meaning and is not necessarily comparable to similarly titled measures presented by other companies. The following table presents our ARR as of the dates noted below (dollars in millions):

	July 31, 2026	July 31, 2025
ARR	$1,230.7	$982.0

SaaS Annual Recurring Revenue

In recent years, we have transitioned our business to a SaaS-first subscription model. As a result of those efforts, the share of SaaS ARR to total ARR has increased to 69% as of July 31, 2026 from 63% as of July 31, 2025. We believe the share of ARR generated by our SaaS solution will continue to increase over time.

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

	July 31, 2026	July 31, 2025
SaaS ARR	$846.9	$622.7

Dollar-Based Net Retention Rate

Our dollar-based net retention rate has decreased to 113% as of July 31, 2026 from 114% as of July 31, 2025. We continue to focus on growing our product portfolio, increasing our SaaS mix, and expanding customer relationships over time through cross-selling and up-selling.

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

	July 31, 2026	July 31, 2025
Dollar-based net retention rate	113%	114%

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
Cost of Services and Other Revenue
Cost of services and other revenue consists primarily of (i) employee-related costs of professional services and training organizations, equity-based compensation, travel-related costs, facilities costs, and contractor costs to supplement staff levels; and (ii) amortization expense for developed technology acquired and third-party royalties related to perpetual licenses.
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

	Three Months Ended July 31,				Six Months Ended July 31,
	2026		2025		2026		2025
Revenue
Subscription	$295,205	96%	$247,937	94%	$561,026	95%	$463,260	94%
Services and other	13,608	4	16,422	6	27,929	5	31,567	6
Total revenue	308,813	100	264,359	100	588,955	100	494,827	100
Cost of revenue
Subscription (3) (4)	84,103	27	70,443	27	164,323	28	145,934	29
Services and other (3) (4)	19,325	6	16,110	6	38,135	6	43,432	9
Total cost of revenue	103,428	33	86,553	33	202,458	34	189,366	38
Gross profit	205,385	67	177,806	67	386,497	66	305,461	62
Operating expenses
Research and development (3) (4)	62,185	20	48,111	18	123,871	21	115,381	23
Sales and marketing (3) (4)	155,881	50	131,289	50	310,157	53	295,819	60
General and administrative (3)	46,277	15	39,204	15	91,253	15	120,024	24
Total operating expenses	264,343	86	218,604	83	525,281	89	531,224	107
Loss from operations	(58,958)	(19)	(40,798)	(15)	(138,784)	(24)	(225,763)	(46)
Other income (expense), net
Interest income	3,390	1	2,336	1	6,439	1	5,562	1
Interest expense	(264)	—	(1,693)	(1)	(529)	—	(24,082)	(5)
Other income (expense), net	(1,301)	—	(1,710)	(1)	(4,307)	(1)	(1,901)	—
Total other income (expense), net	1,825	1	(1,067)	—	1,603	—	(20,421)	(4)
Loss before income taxes	(57,133)	(19)	(41,865)	(16)	(137,181)	(23)	(246,184)	(50)
Income tax benefit	6,773	2	31,313	12	12,147	2	48,320	10
Net loss	$(50,360)	(16)%	$(10,552)	(4)%	$(125,034)	(21)%	$(197,864)	(40)%
Class A yield	$—		$—		$—		$(23,786)
Net loss attributable to common stockholders	$(50,360)		$(10,552)		$(125,034)		$(221,650)
Net loss per share attributable to common stockholders, basic and diluted (2)	$(0.09)		$(0.02)		$(0.22)		$(0.42)
Weighted average shares outstanding, basic and diluted (2)	568,113		555,757		566,360		528,355
_______________
(1) Certain percentages may not foot due to rounding.
(2) Amounts for the period during February 2025 prior to the Corporate Conversion have been retrospectively adjusted to give effect to the Corporate Conversion described in Note 1 Description of Business and Summary of Significant Accounting Policies in the notes to our consolidated financial statements included in this Quarterly Report. These amounts do not consider the shares of common stock sold in our IPO or the Class A Units considered preferred shares that were converted into common stock and issued upon the closing of our IPO.

(3) Includes equity-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(In thousands)
Cost of revenue
Subscription	$4,115	$1,931	$8,726	$13,195
Services and other	1,588	681	3,506	11,009
Operating expenses
Research and development	15,822	7,512	31,297	35,351
Sales and marketing	22,944	18,203	45,413	71,706
General and administrative	23,852	20,091	48,500	77,616
Total equity-based compensation expense, net of amounts capitalized	$68,321	$48,418	$137,442	$208,877

(4) Includes amortization expense of acquired intangible assets as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(In thousands)
Cost of revenue
Subscription	$27,013	$26,322	$53,845	$52,380
Services and other	—	—	—	2
Operating expenses
Research and development	137	95	274	190
Sales and marketing	23,878	23,797	47,675	47,553
Total amortization expense	$51,028	$50,214	$101,794	$100,125
Comparison of the Three Months Ended July 31, 2026 and 2025
Revenue

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentages)
Revenue
Subscription
SaaS	$193,872	$144,758	$49,114	34%
Maintenance and support	35,468	38,471	(3,003)	(8)%
Term subscriptions	56,196	58,120	(1,924)	(3)%
Other subscription services	9,669	6,588	3,081	47%
Total subscription	295,205	247,937	47,268	19%
Services and other	13,608	16,422	(2,814)	(17)%
Total revenue	$308,813	$264,359	$44,454	17%

Subscription Revenue. Subscription revenue increased by $47.3 million, or 19%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025, primarily due to an increase in SaaS revenue from our shift in focus on selling subscriptions to new customers and expanding our footprint with existing customers.

Services and Other Revenue. Services and other revenue decreased by $2.8 million, or 17%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025. This decrease was primarily a result of a strategic shift toward selling a higher proportion of professional services and training on a subscription basis.
Cost of Revenue

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentages)
Cost of revenue
Subscription	$84,103	$70,443	$13,660	19%
Services and other	19,325	16,110	3,215	20%
Total cost of revenue	$103,428	$86,553	$16,875	19%
Cost of Subscription Revenue. Cost of subscription revenue increased $13.7 million, or 19%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025, primarily due to an increase in software and hosting costs of $5.7 million driven by the increase in sales of SaaS subscriptions, an increase in employee-related costs of $4.4 million due to higher headcount and increased investments in existing employees, and a $2.2 million increase in equity-based compensation primarily due to new grants issued during fiscal year 2027.
Cost of Services and Other. Cost of services and other increased by $3.2 million, or 20%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025, primarily due to an increase in partner-related costs of $2.6 million driven by a greater use of partners to deliver professional services and a $0.9 million increase in equity-based compensation primarily due to new grants issued during fiscal year 2027.
Gross Profit and Gross Margin

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentages)
Gross profit
Subscription	$211,102	$177,494	$33,608	19%
Services and other	(5,717)	312	(6,029)	**
Total gross profit	$205,385	$177,806	$27,579	16%

	Three Months Ended July 31,
	2026	2025
Gross profit margin
Subscription	72%	72%
Services and other	(42)%	2%
Total gross profit margin	67%	67%
** Percentage not deemed meaningful
Subscription. Subscription gross profit increased by $33.6 million, or 19%, during the three months ended July 31, 2026 compared to the three months ended July 31, 2025. The increase was primarily due to the growth in subscription revenue. Subscription gross margin remained consistent with the prior period.
Services and Other. Services and other gross profit decreased by $6.0 million during the three months ended July 31, 2026 compared to the three months ended July 31, 2025. The decrease in gross profit and gross profit margin was primarily due to the decrease in services and other revenue combined with an increase in the cost of delivering those services through the use of our partners.

Total gross profit increased by $27.6 million, or 16%, during the three months ended July 31, 2026 compared to the three months ended July 31, 2025. The increase was primarily due to the growth in total revenue. Total gross profit margin remained consistent with the prior period.
Operating Expenses

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentages)
Operating expenses
Research and development	$62,185	$48,111	$14,074	29%
Sales and marketing	155,881	131,289	24,592	19%
General and administrative	46,277	39,204	7,073	18%
Total operating expenses	$264,343	$218,604	$45,739	21%
Research and Development Expenses. Research and development expenses increased by $14.1 million, or 29%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025. This increase was primarily driven by an $8.3 million increase in equity-based compensation due to new grants issued during fiscal year 2027, and a $5.4 million increase in employee-related costs due to continued investment in talent related to the development of our products.
Sales and Marketing Expenses. Sales and marketing expenses increased by $24.6 million, or 19%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025. This increase was primarily driven by an $18.0 million increase in employee-related costs to support deeper penetration into our existing customer base and expansion into new industry verticals and geographic markets, a $4.7 million increase in equity-based compensation primarily due to new grants issued during fiscal year 2027, a $2.2 million increase in travel expenses, and a $2.0 million increase in advertising and promotion costs.
General and Administrative Expenses. General and administrative expenses increased by $7.1 million, or 18%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025. This increase was primarily driven by a $3.8 million increase in equity-based compensation primarily due to new grants issued during fiscal year 2027, a $2.3 million increase in professional services fees driven by higher third-party consulting and advisory costs, and a $1.3 million increase in software and hosting costs to support the growth of our business operations.
Other Income (Expense), Net

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentages)
Other income (expense), net
Interest income	$3,390	$2,336	$1,054	45%
Interest expense	(264)	(1,693)	1,429	84%
Other income (expense), net	(1,301)	(1,710)	409	24%
Total other income (expense), net	$1,825	$(1,067)	$2,892	271%
Total other income (expense), net increased by $2.9 million, or 271%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025. This increase was primarily due to a $1.4 million net decrease in interest expense due to the extinguishment of debt related to the remaining balance of debt issuance costs for our 2022 Revolving Credit Facility in the prior year, a $1.1 million increase in interest income due to higher average cash and cash equivalent balances, and a $0.4 million decrease in other expense related to foreign currency exchange loss.
Income Tax Benefit

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentages)
Income tax benefit	$6,773	$31,313	$(24,540)	(78)%

The Company recorded an income tax benefit of $6.8 million for the three months ended July 31, 2026 compared to an income tax benefit of $31.3 million for the three months ended July 31, 2025, leading to a net benefit decrease of $24.5 million, or 78%, year-over-year. The decrease was primarily due to the net discrete tax benefit for the change in valuation allowance for interest expense and Texas R&D credit carryforwards from changes in tax law in the three months period ended July 31, 2025.

For further information, refer to Note 11 “Income Taxes” in the notes to our condensed consolidated financial statements included in this Quarterly Report.
Comparison of the Six Months Ended July 31, 2026 and 2025
Revenue

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentages)
Revenue
Subscription
SaaS	$372,351	$276,573	$95,778	35%
Maintenance and support	70,031	75,860	(5,829)	(8)%
Term subscriptions	100,112	98,160	1,952	2%
Other subscription services	18,532	12,667	5,865	46%
Total subscription	561,026	463,260	97,766	21%
Services and other	27,929	31,567	(3,638)	(12)%
Total revenue	$588,955	$494,827	$94,128	19%
Subscription Revenue. Subscription revenue increased by $97.8 million, or 21%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025, primarily due to an increase in SaaS revenue from our shift in focus on selling subscriptions to new customers and expanding our footprint with existing customers.
Services and Other Revenue. Services and other revenue decreased by $3.6 million, or 12%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025. This decrease is primarily a result of a strategic shift toward selling a higher proportion of professional services and training on a subscription basis.

Cost of Revenue

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentages)
Cost of revenue
Subscription	$164,323	$145,934	$18,389	13%
Services and other	38,135	43,432	(5,297)	(12)%
Total cost of revenue	$202,458	$189,366	$13,092	7%
Cost of Subscription Revenue. Cost of subscription revenue increased $18.4 million, or 13%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025 primarily due to an increase in employee-related costs of $10.0 million due to higher headcount and increased investments in personnel, an increase in software and hosting costs of $9.8 million driven by the increase in sales of SaaS subscriptions, an increase in amortization of intangibles of $1.5 million an increase in amortization of capitalized software of $1.0 million, and an increase in third-party royalties of $0.9 million. The overall increase was partially offset by a $4.5 million decrease in equity-based compensation related to the acceleration of awards from the completion of our IPO.
Cost of Services and Other. Cost of services and other decreased by $5.3 million, or 12%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025, primarily due to a decrease in equity-based compensation resulting from the acceleration of equity-based awards from the completion of our IPO.
Gross Profit and Gross Margin

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentages)
Gross profit
Subscription	$396,703	$317,326	$79,377	25%
Services and other	(10,206)	(11,865)	1,659	14%
Total gross profit	$386,497	$305,461	$81,036	27%

	Six Months Ended July 31,
	2026	2025
Gross profit margin
Subscription	71%	68%
Services and other	(37)%	(38)%
Total gross profit margin	66%	62%
Subscription. Subscription gross profit increased by $79.4 million, or 25%, during the six months ended July 31, 2026 compared to the six months ended July 31, 2025. The increase was primarily due to the growth in subscription revenue. Subscription gross profit margin was 71% for the six months ended July 31, 2026 and 68% for the six months ended July 31, 2025. The increase was primarily due to the overall increase in subscription revenue.
Services and Other. Services and other gross profit increased by $1.7 million, or 14%, during the six months ended July 31, 2026 compared to the six months ended July 31, 2025. The increase in gross profit was primarily due to the decrease in equity-based compensation related to acceleration of equity-based awards from the completion of our IPO. Services and other gross profit margin remained materially consistent with the prior period.
Total gross profit increased by $81.0 million, or 27%, during the six months ended July 31, 2026 compared to the six months ended July 31, 2025. The increase is primarily due to the growth in total revenue. Total gross profit margin was 66% for the six months ended July 31, 2026 and 62% for the six months ended July 31, 2025. Total gross profit margin increased due to our growth in total revenue and lower equity-based compensation related to acceleration of equity-based awards from the completion of our IPO.

Operating Expenses

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentages)
Operating expenses
Research and development	$123,871	$115,381	$8,490	7%
Sales and marketing	310,157	295,819	14,338	5%
General and administrative	91,253	120,024	(28,771)	(24)%
Total operating expenses	$525,281	$531,224	$(5,943)	(1)%
Research and Development Expenses. Research and development expenses increased by $8.5 million, or 7%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025. This increase was primarily driven by a $11.2 million increase in employee-related costs due to continued investment in talent related to the development of our products and a $1.9 million increase in software and hosting costs, partially offset by a $4.1 million decrease in equity-based compensation due to the acceleration of awards from the completion of our IPO.
Sales and Marketing Expenses. Sales and marketing expenses increased by $14.3 million, or 5%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025. This increase was primarily driven by a $32.4 million increase in employee-related costs to support increased penetration into our existing customer base and expansion into new industry verticals and geographic markets, a $6.8 million increase in advertising and promotion costs and a $2.3 million increase in travel expenses This increase was partially offset by a $26.3 million decrease in equity-based compensation due to the acceleration of awards from the completion of our IPO.
General and Administrative Expenses. General and administrative expenses decreased by $28.8 million, or 24%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025. This decrease was primarily driven by a $29.1 million decrease in equity-based compensation due to the acceleration of awards from the completion of our IPO, a $3.9 million decrease in employee-related costs due to lower contract labor and reduced third-party consulting spend, and a $1.9 million decrease in provision for credit losses. This decrease was partially offset by a $3.2 million increase in software and hosting costs to support the growth of our business operations and a $2.0 million increase in professional service fees driven by higher third-party consulting and advisory costs.
Other Income (Expense), Net

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentages)
Other income (expense), net
Interest income	$6,439	$5,562	$877	16%
Interest expense	(529)	(24,082)	23,553	98%
Other income (expense), net	(4,307)	(1,901)	(2,406)	(127)%
Total other income (expense), net	$1,603	$(20,421)	$22,024	108%
Total other income (expense), net increased by $22.0 million, or 108%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025. This increase was primarily due to a $23.6 million net decrease in interest expense due to the full repayment of our Term Loans and termination of our 2022 Revolving Credit Facility, which includes $16.7 million for the extinguishment of debt related to the remaining balance of the deferred financing costs of our Term Loans and debt issuance costs for our 2022 Revolving Credit Facility, and a $0.9 million increase in interest income due to higher average cash and cash equivalent balances, partially offset by a $2.4 million increase in other expense related to foreign currency exchange loss.
Income Tax (Expense) Benefit

	Six Months Ended July 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentages)
Income tax benefit	$12,147	$48,320	$(36,173)	(75)%

The Company recorded an income tax benefit of $12.1 million for the six months ended July 31, 2026 compared to an income tax benefit of $48.3 million for the six months ended July 31, 2025, leading to a net benefit decrease of $36.2 million, or 75%, year-over-year. The decrease is primarily due to the net discrete tax benefit for the change in valuation allowance for interest expense and Texas R&D tax credit carryforwards from changes in tax law in the six months period ended July 31, 2025.

For further information, refer to Note 11 "Income Taxes" in the notes to our condensed consolidated financial statements included in this Quarterly Report.

Non-GAAP Financial Measures

In addition to our financial information presented in accordance with GAAP, we use certain non-GAAP financial measures to clarify and enhance our understanding of past performance.

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

Adjusted Gross Profit and Adjusted Gross Profit Margin

We define adjusted gross profit as gross profit excluding equity-based compensation expense, payroll taxes related to awards that were accelerated upon the closing of our IPO and payroll taxes related to RSUs, amortization of acquired intangible assets, which includes impairment charges, impairment of intangible assets, acquisition-related expenses, and restructuring expenses. We define adjusted gross profit margin as adjusted gross profit divided by total revenue.

The following table reflects the reconciliation of adjusted gross profit to gross profit:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(In thousands, except percentages)
GAAP gross profit	$205,385	$177,806	$386,497	$305,461
GAAP gross profit margin	67%	67%	66%	62%
Equity-based compensation expense	5,703	2,612	12,232	24,204
Payroll taxes for IPO-accelerated awards and RSUs	231	—	475	634
Amortization of acquired intangible assets	27,013	26,322	53,845	52,382
Restructuring expense	758	—	758	—
Adjusted gross profit	$239,090	$206,740	$453,807	$382,681
Adjusted gross profit margin	77%	78%	77%	77%

Our adjusted gross profit margin for the three and six months ended July 31, 2026 and 2025 has remained generally consistent and reflects the high value-added nature of our offerings.

Adjusted Subscription Gross Profit and Adjusted Subscription Gross Profit Margin

We define adjusted subscription gross profit as subscription gross profit excluding equity-based compensation expense, payroll taxes related to awards that were accelerated upon the closing of our IPO and payroll taxes related to RSUs, all of which were issued after the closing of the IPO, amortization of acquired intangible assets, which include impairment charges, impairment of intangible assets, acquisition-related expenses, and restructuring expenses. We define adjusted subscription gross profit margin as adjusted subscription gross profit divided by subscription revenue.

The following table reflects the reconciliation of adjusted subscription gross profit to subscription gross profit:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(In thousands, except percentages)
GAAP subscription gross profit	$211,102	$177,494	$396,703	$317,326
GAAP subscription gross profit margin	72%	72%	71%	68%
Equity-based compensation expense	4,115	1,931	8,726	13,195
Payroll taxes for IPO-accelerated awards and RSUs	146	—	282	332
Amortization of acquired intangible assets	27,013	26,322	53,845	52,380
Restructuring expense	520	—	520	—
Adjusted subscription gross profit	$242,896	$205,747	$460,076	$383,233
Adjusted subscription gross profit margin	82%	83%	82%	83%

Our adjusted subscription gross profit margin for the three and six months ended July 31, 2026 and 2025 has remained generally consistent and reflects the high value-added nature of our offerings.

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

The following table reflects the reconciliation of adjusted income (loss) from operations to operating income (loss):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	(In thousands, except percentages)
GAAP loss from operations	$(58,958)	$(40,798)	$(138,784)	$(225,763)
GAAP loss from operations margin	(19)%	(15)%	(24)%	(46)%
Equity-based compensation expense	68,321	48,418	137,442	208,877
Payroll taxes for IPO-accelerated awards and RSUs	1,634	—	3,331	3,399
Amortization of acquired intangible assets	51,028	50,214	101,794	100,125
Restructuring expense	2,516	—	2,516	—
Amortization of acquired contract acquisition costs (1)	(3,461)	(5,444)	(7,375)	(11,208)
Acquisition-related expenses and Thoma Bravo monitoring fees	1,707	1,609	1,707	2,192
Adjusted income from operations	$62,787	$53,999	$100,631	$77,622
Adjusted operating margin	20%	20%	17%	16%

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

Our adjusted income from operations and adjusted operating margin for the three and six months ended July 31, 2026 and 2025 has remained generally consistent and reflects the high value-added nature of our offerings.

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
The following table summarizes our free cash flow for the periods presented:

	Six Months Ended July 31,
	2026	2025
	(in thousands)
GAAP net cash provided by (used in) operating activities	$83,204	$(46,862)
Less: Purchase of property and equipment	(2,903)	(3,153)
Less: Capitalized software development costs	(10,372)	(4,731)
Free cash flow	$69,929	$(54,746)
Our free cash flow for the six months ended July 31, 2026 increased when compared to the six months ended July 31, 2025, primarily due to a lower loss from operations as a result of higher revenue growth compared to the prior period. Free cash flow for the six months ended July 31, 2025 includes $78.5 million of cash paid to settle equity related awards, cash awards and their associated payroll taxes upon the closing of our IPO, $36.7 million in cash paid for interest expense related to our 2022

Credit Agreement, and $9.3 million of cash paid for fees under our advisory services agreement with Thoma Bravo, which was terminated upon the closing of our IPO.
Liquidity, Capital Resources and Cash Requirements
We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term. Our primary sources of liquidity are cash flows from operations and proceeds from the IPO, which are supplemented by our undrawn 2025 Revolving Credit Facility. As of July 31, 2026, we had cash and cash equivalents totaling $309.9 million. Our primary uses of liquidity are operating expenses, working capital requirements, capital expenditures, and acquisitions.
Although cash flows from operations have historically been negative, we had positive cash flow from operations for the year ended January 31, 2026 and for the six months ended July 31, 2026. We expect to continue to incur positive cash flows from operations in the foreseeable future.
Our future capital requirements will depend on many factors, including but not limited to our revenue growth rate, timing of cash receipt and payments, and the timing and extent of spending to support strategic initiatives. We may also enter into arrangements to acquire or invest in complementary businesses, services, and technologies.
To the extent existing cash and cash equivalents are not sufficient to fund future activities, we may borrow under our 2025 Revolving Credit Facility or seek to raise additional funds through equity, equity-linked, or debt financings. Also, we may continue to enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity financing, incur indebtedness or use cash resources. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
2025 Credit Agreement
On June 25, 2025, we entered into the 2025 Credit Agreement, which provides for a five-year $250.0 million secured revolving credit facility, including a letter of credit sub-facility of up to $10.0 million. The 2025 Revolving Credit Facility matures on June 25, 2030. Borrowings under the 2025 Revolving Credit Facility may be used to provide ongoing working capital as well as for other general corporate purposes of the Company. The Company had no outstanding 2025 Revolving Credit Facility balance and was in compliance with all applicable covenants as of July 31, 2026. See Note 7 “Credit Agreement and Debt” in the notes to our condensed consolidated financial statements included in this Quarterly Report for more information regarding the 2025 Credit Agreement.
2022 Credit Agreement

On August 16, 2022, we entered into the 2022 Credit Agreement. The 2022 Credit Agreement provided for (i) a six-year $125.0 million senior secured revolving credit facility, including a letter of credit sub-facility of up to $5.0 million, and (ii) the Term Loans. On June 25, 2025, the 2022 Credit Agreement was terminated upon our entry into the 2025 Credit Agreement.
Summary of Cash Flows
As of July 31, 2026, we had $309.9 million of cash and cash equivalents, $250.0 million of availability under the 2025 Credit Agreement, and $659.4 million in net working capital, which we define as current assets less current liabilities, excluding deferred revenue. As of January 31, 2026, we had $358.1 million of cash and cash equivalents, $250.0 million of availability under the 2025 Credit Agreement, and $723.4 million in net working capital. The change in cash and cash equivalents and net working capital was driven primarily by a lower loss from operations as a result of higher revenue growth, offset by cash used to acquire Entro.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$83,204	$(46,862)
Net cash used in investing activities	(131,500)	(7,884)
Net cash provided by financing activities	—	207,672
Net change in cash, cash equivalents and restricted cash	$(48,296)	$152,926
Cash Flows from Operating Activities
During the six months ended July 31, 2026, cash provided by operating activities was $83.2 million, which consisted of a net loss of $125.0 million, adjusted by non-cash charges of $253.1 million and a net cash outflow of $44.8 million from changes in our net operating assets and liabilities. The non-cash charges are primarily comprised of equity-based compensation of $137.4 million, depreciation and amortization expense of $106.7 million, amortization of contract acquisition costs of $28.6 million, provision for credit losses of $2.4 million, amortization of debt discount and issuance costs of $0.3 million, partially offset by deferred taxes of $22.4 million. The net cash outflow from changes in operating assets and liabilities was primarily a result of an increase in deferred contract acquisition costs of $66.1 million due to an increase in our sales, an increase in prepayments and other current assets of $15.7 million, an increase in contract assets of $7.9 million primarily due to growth in our revenue and the timing of invoices and payments, a decrease in deferred revenue of $11.8 million, and a decrease in accrued expenses and other liabilities of $8.2 million due to the timing of cash disbursements primarily related to bonuses and commissions. The outflows were partially offset by a decrease in accounts receivable of $57.5 million due to the timing of receipts of payments from customers and an increase in accounts payable of $7.6 million due to the timing of invoicing and payments made to vendors.

During the six months ended July 31, 2025, cash used in operating activities was $46.9 million, which consisted of a net loss of $197.9 million, adjusted by non-cash charges of $240.2 million and a net cash outflow of $89.2 million from changes in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization expense of $104.5 million, equity-based compensation of $154.1 million, amortization of contract acquisition costs of $17.5 million, amortization of debt discount and issuance costs, including the early write-off of issuance costs related to the repayment of the Term Loans of $17.1 million, and provision for credit losses of $4.3 million and fair value adjustments to contingent consideration of $1.6 million, partially offset by deferred taxes of $58.9 million. The net cash outflow from changes in operating assets and liabilities was primarily a result of an increase in deferred contract acquisition costs of $26.6 million due to an increase in our sales, an increase in prepayments and other current assets of $21.2 million, an increase in contract assets of $13.7 million primarily due to growth in our revenue and the timing of invoices and payments and a decrease in accrued expenses and other liabilities of $74.9 million due to the timing of cash disbursements primarily related to bonuses and commissions, the settlement of vested EARs and cash-settled awards, interest payments, and fees paid to Thoma Bravo. The outflows were partially offset by a decrease in accounts receivable of $46.3 million due to the timing of receipts of payments from customers.
Cash Flows used in Investing Activities
During the six months ended July 31, 2026, cash used in investing activities was $131.5 million, consisting primarily of $118.2 million for business acquisitions, $10.4 million for capitalized software development costs, and $2.9 million in purchases of property and equipment.
During the six months ended July 31, 2025, cash used in investing activities was $7.9 million, consisting primarily of $4.7 million for capitalized software development costs and $3.2 million in purchases of property and equipment.
Cash Flows from Financing Activities
During the six months ended July 31, 2026, there was no cash provided by financing activities.
During the six months ended July 31, 2025, cash provided by financing activities was $207.7 million primarily due to the proceeds from our IPO, net of underwriting discounts and commissions, of $1.3 billion, partially offset by the repayment of our Term Loans of $1.0 billion, payments of deferred offering costs of $8.6 million, and payments of debt issuance costs related to our 2025 Credit Agreement of $2.7 million.
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

The Company expects to satisfy cash requirements under the above agreements with cash flow from operations.
There were no additional significant changes outside the ordinary course of business to our material cash requirements disclosed in our fiscal 2026 Form 10-K.
We did not have any material off-balance sheet arrangements during the periods presented or as of July 31, 2026.
Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting estimates for the three months ended July 31, 2026 from those disclosed in our fiscal 2026 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 1 "Description of Business and Summary of Significant Accounting Policies" in the notes to our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. There have been no material changes in our market risk exposures for the six months ended July 31, 2026 as compared to those disclosed in our fiscal 2026 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer (“PEO”) and principal financial officer (“PFO”), to allow timely decisions regarding disclosure. Our management, with the participation of our PEO and PFO, has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2026 and, based on such evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) during the fiscal quarter ended July 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

On June 29, 2026, the Company issued 160,670 shares of restricted common stock, with an aggregate value of approximately $2.4 million, to certain key employees and former shareholders of Entro who became employees of the Company in connection with its acquisition of Entro (the “Entro Acquisition”). Pursuant to the terms of the Entro Acquisition share purchase agreement, on June 29, 2027 and June 29, 2028, the Company will issue to such persons a number of shares of restricted common stock equal to approximately $2.4 million, based on the fair market value of the Company’s common stock as of such dates. Such shares of restricted common stock vest in four quarterly installments and vest in full roughly a year after issuance, subject to the respective recipients remaining employed by the Company or an affiliate of the Company on the applicable vesting date. For a description of this acquisition, see Note 5 "Acquisitions" in the notes to our consolidated financial statements included in this Quarterly Report.
The offer, sale, and issuance of the shares described above were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering and, with respect to shares issued to persons outside the United States, Regulation S promulgated under the Securities Act. The shares were issued to a limited number of persons who had adequate access to information about the Company and who acquired the shares for investment purposes and not with a view to, or for sale in connection with, any distribution thereof. No underwriters were involved in the issuance, and no commissions or other remuneration were paid in connection therewith. Appropriate restrictive legends were affixed to the shares.
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

There has been no material change in the planned use of proceeds from our IPO as described in the related prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act, except that we repaid the Term Loans in full.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Insider Trading Arrangements

During the three months ended July 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as described in the table below:

Name	Action	Date of Adoption or Termination	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration
Brian Carolan, Chief Financial Officer	Adoption	July 6, 2026	Rule 10b5-1 trading arrangement	Up to 240,000 shares to be sold	September 15, 2027(2)
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

SailPoint, Inc.

Date: September 10, 2026	By:	/s/ Brian Carolan
Brian Carolan Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Date: September 10, 2026		/s/ Mitra Rezvan
Mitra Rezvan Chief Accounting Officer (Principal Accounting Officer)